Form 10-Q
period 2010-09-30
FundCore Institutional Income Trust Inc.
filed 2010-12-06
CIK 1492459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 333-167420

FundCore Institutional Income Trust Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	27-2653513
State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One World Financial Center, 30th Floor New York, NY	10281
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(212) 909-5897

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 1, 2010, 1,000 shares of common stock of FundCore Institutional Income Trust Inc., par value $0.01 per share, were outstanding.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

BALANCE SHEET

September 30, 2010

(Unaudited)

ASSETS
Cash and cash equivalents	$10,000
Deferred offering costs	1,476,722

Total Assets	$1,486,722

LIABILITIES AND EQUITY
Liabilities:
Due to affliliate	$1,548,526

Total Liabilities	$1,548,526
Equity:
Stockholder’s Equity
Common stock, $0.01 par value. 75,000,000 shares authorized, 1,000 shares issued and outstanding	$10
Additional paid-in capital	9,990
Accumulated deficit	(71,804)

Total Stockholder’s Equity	(61,804)

Total Liabilities and Equity	$1,486,722

The accompanying notes are an integral part of the financial statements.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

STATEMENT OF OPERATIONS

For the period from May 18, 2010 (inception) through September 30, 2010

(Unaudited)

EXPENSES
Organization expenses	$55,466
General and administrative expenses	16,338

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(71,804)

The accompanying notes are an integral part of the financial statements.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

STATEMENT OF STOCKHOLDER’S EQUITY

For the period from May 18, 2010 (inception) through September 30, 2010

(Unaudited)

	Stockholder’s Equity
	Common Shares		Additional Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Initial capital contribution	1,000	$10	$9,990	$—	$10,000
Net loss for the period from May 18, 2010 (inception) through September 30, 2010	—	—	—	(71,804)	$(71,804)

Balance at September 30, 2010	1,000	$10	$9,990	$(71,804)	$(61,804)

The accompanying notes are an integral part of the financial statements.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

STATEMENT OF CASH FLOWS

For the period from May 18, 2010 (inception) through September 30, 2010

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period from May 18, 2010 (inception) through September 30, 2010	$(71,804)
Adjustments to reconcile net loss to net cash from operating activities:
Increase in due to affiliate, organization expenses	55,466
Increase in due to affiliate, general and administration expense	16,338

Net cash used in operating activities	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	10,000

Net cash provided by financing activities	10,000
NET INCREASE IN CASH AND EQUIVALENTS	10,000
CASH AND CASH EQUIVALENTS, at inception	—

CASH AND CASH EQUIVALENTS, at end of period	$10,000

Supplemental Disclosure of Cash Flow Information:
Deferred offering cost due to affiliate	$1,476,722

The accompanying notes are an integral part of the financial statements.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

1. ORGANIZATION

FundCore Institutional Income Trust Inc. (the “Company”) is a newly organized Maryland corporation formed on May 18, 2010. As used herein, “the Company,” “we,” “our” and “us” refer to FundCore Institutional Income Trust Inc. except where the context otherwise requires.

The Company was formed to originate and invest in high-quality commercial real estate loans and other debt investments secured primarily by cash-flowing properties located in the U.S. We collectively refer to such assets as our “target assets.” As of the date of the financial statements, the Company does not own any interest in any target assets. Our primary investment objectives are preserving and protecting our stockholders’ capital, providing current income to our stockholders in the form of monthly cash distributions, and returning capital to stockholders during the capital return period as defined in the registration statement.

The Company intends to operate in a manner that will allow it to qualify as a real estate investment trust, or “REIT,” for federal income tax purposes commencing with its taxable year ending December 31, 2011. In July 2010, the Company sold 1,000 shares of common stock to FundCore Advisor LLC (the “Advisor”) at a price of $10 per share.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company was formed on May 18, 2010 and had no significant activity through June 30, 2010. Management believe the operations for the three-month period ended September 30, 2010 are substantially consistent with the operations for the period from May 18, 2010 (inception) through September 30, 2010. Therefore, they are not separately presented in these financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments purchased with original maturities of three months or less.

Organization and Offering Costs

Organization costs are expensed as incurred and offering costs are deferred and will be charged against gross proceeds of the offering. Organization and offering costs are to be reimbursed by the Company to the Advisor on an amortized basis over a period of five years commencing with the completion of the offering period, one year following the end of the escrow period.

The escrow period is defined as the period of time investors’ funds will be held in an interest-bearing escrow account with Wells Fargo Bank, N.A., an independent third-party escrow agent, until we (i) receive purchase orders for at least 1,000,000 shares of our common stock and (ii) authorize the release to us of funds in the escrow account, at which time we will commence our operations. Funds in escrow will be invested in short-term investments that can be readily sold or otherwise disposed of for cash without any significant risk of dissipation of the offering proceeds invested. If we do not sell a minimum of 1,000,000 shares of common stock in our primary offering within one year of the commencement of the offering, or October 20, 2011, we will terminate the offering and funds will promptly be returned to all subscribing investors with interest, except for de minimis interest. Even if we sell the minimum of 1,000,000 shares of common stock in our primary offering within one year of the commencement of the offering, interest will be paid on all escrowed funds unless (i) the minimum offering amount is achieved on the first day we commence the offering or (ii) the total amount of interest payable is lower than the costs and expenses to the company associated with any such payment, which we refer to as “de minimis interest.” Our primary offering will extend for a period of one year following the end of the escrow period.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

Income Taxes

Following its initial tax year, the Company intends to qualify as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income taxes on net income that it distributes to stockholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements. If the Company fails to qualify as a REIT in any taxable year without the benefit of certain relief provisions, the Company will be subject to federal income tax on its taxable income at regular corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts and their respective tax basis. A valuation allowance is established for uncertainties relating to realization of deferred tax assets. As of September 30, 2010 the Company had a deferred tax asset of $27,285 related to start-up and organizational costs for which a valuation allowance was recorded due to current uncertainty of realization.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revision are reflected in the period they are determined to be necessary.

3. INITIAL PUBLIC OFFERING

The Company intends to offer for sale up to 75,000,000 in shares of common stock, 67% (50,000,000 shares) of which will be offered to investors at a price of $10.00 per share, and 33% (25,000,000 shares) of which will be offered to participants in the Company’s distribution reinvestment plan at $10.00 per share during the offering period, and at net asset value (“NAV”) per share following the end of the offering period (the “Offering”). The Company has the right to reallocate the shares of common stock offered between the Company’s primary offering and the Company’s distribution reinvestment plan.

Integrity Investments, Inc. (“Integrity” or the “Primary Dealer”) will serve as the primary participating broker-dealer in connection with the Offering. The Offering is a best efforts offering, which means that the Primary Dealer is not required to sell any specific number or dollar amount of shares of common stock in the offering but will use its best efforts to sell the shares of common stock. The Offering is a continuous offering that will end no later than two years from the date of the prospectus, October 20, 2010, unless it is extended.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

4. RELATED PARTY TRANSACTIONS

In July 2010, the Company sold 1,000 shares of common stock to the Advisor at a price of $10 per share. The Company will rely on the Advisor to manage the Company’s day-to-day activities and to implement the Company’s investment strategy. The Advisor will receive fees for the investment and management of the Company’s assets. These fees primarily consist of the following:

(i)	For all investments, including those in short-term, highly liquid instruments that we may make prior to investing in target assets, the asset management fee will consist of a monthly fee equal to one-twelfth of 1.0% of the sum of the aggregate cost of all investments within our portfolio, including certain acquisition and origination expenses we capitalize and any debt attributable to such investments. To the extent that net proceeds in this offering are not invested, an asset management fee will not be charged on such proceeds;

(ii)	Our advisor will also be responsible for paying our cumulative organization and offering expenses, including legal, accounting, printing and other expenses related to the distribution of this offering, and for reimbursing the primary dealer’s and participating broker-dealers’ out-of-pocket expenses on a non-accountable basis up to $1,000,000, which is deemed to be underwriting compensation under FINRA rules, as well as reimbursing their bona fide due diligence expenses. As of September 30, 2010, $220,000 is included in deferred offering cost and due to affiliate for the reimbursement of out-of-pocket costs incurred by the primary dealer. We intend to reimburse the advisor for paying such organization and offering expenses amortized over a period of five years, payable monthly, commencing with the completion of the offering period;

(iii)	We will reimburse our advisor for the expenses it incurs in hiring third-party servicers to service the loans originated. We anticipate servicing costs to approximate 0.05% per annum of the sum of the cost of all gross assets, including any debt attributable to such investments; and

(iv)	We will reimburse our advisor for the expenses it incurs in connection with its provision of services to us other than personnel costs in connection with services for which our advisor receives asset management fees.

Transaction with Affiliate

In July 2010, the Company sold 1,000 shares of common stock to the Advisor at a price of $10 per share. As of September 30, 2010, the Company incurred $1,532,188 of offering and organization costs and $16,338 of general and administrative expenses, all of which will be paid directly by the Advisor on behalf of the Company. All amounts related to organization expense and general and administrative expense have been expensed as incurred in the accompanying statement of operations. Offering costs are capitalized and applied to equity as offering proceeds are raised.

The amount due to affiliate on the accompanying balance sheet represents these non-interest bearing advances made by the Advisor, of which $16,338 is currently payable. The amount related to organization and offering costs will be reimbursed to the advisor and amortized over a period of five years, payable monthly, commencing with the completion of the offering period.

5. SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the financial statements are issued. This evaluation did not reveal any subsequent events that necessitated disclosures and/or adjustments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in Item 1 in this quarterly report on Form 10-Q.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this report on Form 10-Q that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward looking statements. These statements are only predictions. We caution that forward looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in the forward looking statements. Forward looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•

Our ability to raise substantially more than the minimum offering amount and effectively deploy the proceeds raised in our initial public offering in accordance with our investment strategy and objectives;

•	The availability of cash flow from operating activities for distributions and capital expenditures;

•	Continued or worsening difficulties in economic conditions generally and the real estate and securities markets specifically;

•	Legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	The availability of capital;

•	Conflicts of interest arising out of our relationships with the Sponsor, the Advisor and their affiliates;

•	Increases in interest rates;

•	Changes to U.S. generally accepted accounting principles; and

•	Our ability to qualify as a REIT.

Any of the assumptions underlying forward looking statements could be inaccurate. Our stockholders are cautioned not to place undue reliance on any forward looking statements included in this quarterly report on Form 10-Q. All forward looking statements are made as of the date of this quarterly report on Form 10-Q and the risk that actual results will differ materially from the expectations expressed in this quarterly report on Form 10-Q will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward looking statements after the date of this quarterly report on Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward looking statements included in this quarterly report on Form 10-Q, the inclusion of such forward looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this quarterly report on Form 10-Q will be achieved.

Overview

On October 20, 2010, our Registration Statement on Form S-11 (File No. 333-167420) relating to the Offering was declared effective under the Securities Act of 1933, as amended (the “Securities Act”). We intend to use the proceeds from the Offering to originate and invest in high-quality commercial real estate loans and other debt investments secured primarily by cash-flowing properties located in the U.S. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire or originate target assets.

As of the date of this quarterly report on Form 10-Q, we have not entered into any arrangements to acquire or originate any specific assets with the proceeds from the Offering. The number and type of assets we may acquire or originate will depend upon the number of shares sold and the resulting amount of the proceeds available for investment in target assets as well as market and other conditions.

We are not aware of any known trends or uncertainties material to our operations, other than national economic conditions and recent capital markets dislocations that have adversely affected commercial real estate lending.

Changes in interest rates may also impact our operations. During our investment stage, higher interest rates could benefit us by enabling us to originate loans with a higher coupon or, in the case of a loan acquisition, a higher cash yield. However, to the extent we finance asset acquisitions and originations with debt, higher interest rates may result in higher debt service costs which could reduce cash flow and distributions. Additionally, an increase in interest rates after we terminate the Offering and have fully invested the proceeds from the Offering could cause the value of our assets to decline because purchasers using debt to finance acquisitions will have higher debt service costs and will not be able to pay as high a price.

Our advisor also may, but is not required to, establish reserves from gross offering proceeds from cash flow generated by performing assets or from non-liquidating net sale proceeds from the sale of our assets. Currently, we do not plan to designate any of our offering proceeds as working capital reserves.

The proceeds of the Offering will provide funds to enable us to originate and purchase target assets. We intend to finance our target assets with borrowings under a warehouse or other similar facility. If this offering is not fully sold, our ability to diversify our investments may be diminished. Should we sell only a small percentage of our maximum offering our operations and ability to purchase and originate a broadly diverse portfolio of target assets may be limited. Further, additional risks may arise from a less diverse portfolio, which may cause lower dividend distributions.

We intend to make an election under Section 856(c) of the Internal Revenue Code to be taxed as a REIT under the Internal Revenue Code for the taxable year ended December 31, 2011. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year without the benefit of certain relief provisions, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and may not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our after-tax net income.

We believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes following the end of the escrow period, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes. We will monitor the various qualification tests that we must meet to maintain our status as a REIT. Ownership of our shares will be monitored to ensure that no more than 50% in value of our outstanding shares is owned, directly or indirectly, by five or fewer individuals at any time after the first taxable year for which we make an election to be taxed as a REIT. We will also determine, on a quarterly basis, that the gross income, asset and distribution tests as described in the section of this prospectus entitled “U.S. Federal Income Tax Considerations” are met.

Liquidity and Capital Resources

Our principal demand for funds will be to originate and acquire target assets, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through our distribution reinvestment plan. There may be a delay between the sale of shares of our common stock and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Further, we intend to have a repurchase facility or a term credit facility to finance the acquisition of our assets, consistent with our leverage policies. We have identified several potential lenders to provide such facilities, but our discussions have not yet resulted in any definitive commitments on the part of the lenders and there can be no assurance that we will receive such commitments.

The advisor, subject to the oversight of its investment committee, will evaluate potential investments and will engage in negotiations with borrowers, loan sellers and lenders on our behalf. Pending investment in target assets, we may decide to temporarily invest any unused proceeds from the offering in certain investments that could yield lower returns than those earned on target assets. These lower returns may affect our ability to make distributions to you.

Results of Operations

As of the date of this quarterly report on Form 10-Q, we have commenced no significant operations because we are in our organizational and early phases of our development stage. No operations will commence until we have sold at least 1,000,000 shares of our common stock to the public at a price of $10.00 per share in our offering.

General and Administrative Expenses

General and administrative expenses were primarily comprised of internet web design, advertising and marketing supplies, and travel expenses.

Inflation

Increases in the costs of owning and operating the properties securing our debt investments due to inflation could reduce the net operating income of the properties to the extent such increases are not reimbursed or paid by their tenants. Should we be required to hold or dispose of our assets during a period of inflation, our overall return may be reduced. Inflation may inhibit our ability to conduct our business and acquire or dispose of target assets or debt financing at attractive prices, and your overall return may be reduced. Some of the leases at the properties securing our debt may require the tenants to pay certain taxes and operating expenses, either in part or in whole, or may provide for separate real estate tax and operating expense reimbursement escalations over a base amount. In addition, some of the leases at the properties securing our debt may provide for fixed base rent increases or indexed increases. As a result, some inflationary increases in costs may be at least partially offset by the contractual rent increases and operating expense reimbursement provisions or escalations. A reduction of net operating income of the properties securing our debt investments may make it more difficult for our borrowers to make interest payments to us, thus potentially reducing our net income. In such a case, we may be unable to repay our loans, which could have a materially adverse effect on our results of operations.

Critical Accounting Policies

General

We discuss below the accounting policies we believe will be critical once we commence operations. We consider these policies to be critical because they require our management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments will affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods.

Different management judgments or interpretations of facts and circumstances could result in materially different amounts reported in the financial statements and could impact the choice of accounting policies. Additionally, other companies may utilize different estimates and policies that may impact the comparability of our results of operations to those of companies in similar businesses.

Money Market Investments and Repurchase Agreements

Based on their anticipated short term nature, these instruments will be recorded at carrying value plus accrued interest.

Commercial Mortgage-Backed Securities

Investments will be classified as trading and marked to market. Changes in market value will be recorded through earnings.

Loans Held for Investment

Investments in commercial loans will be classified as held for investment based on our intent and ability to hold these investments to maturity. Loans will be stated at the principal amount outstanding, net of deferred loan fees and costs. Interest income will be recognized using the interest method or a method that approximates a level rate of return over the loan term. Net deferred loan fees and origination and acquisition costs will be recognized in interest income over the loan term as yield adjustment. Loans that we plan to sell or liquidate in the near term will be held at the lower of cost or fair value.

We must periodically evaluate each of our loans for possible impairment. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan were determined to be impaired, we would write down the loan through a charge to the provision for loan losses. Impairment on these loans is measured by comparing a valuation based on discounted cash flows to the carrying value of the respective loans. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plans, loans sponsorship, actions of other lenders and other factors deemed necessary by management. Actual losses, if any, could ultimately differ from these estimates.

Debt-Related Investments

Mezzanine and B-note investments are considered to be held for investment based on our intent and ability to hold these investments to maturity. Accordingly, these assets are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments and unfunded commitments unless such investments are deemed impaired. Interest income will be recognized using the interest method or a method that approximates a level rate of return over the investment’s term. Investments that we plan to sell or liquidate in the near term will be held at the lower of cost or fair value.

Principals of Consolidation

Our financial statements may include and consolidate the accounts of other entities that secure our loan investment if we are determined to be the primary beneficiary of the entities and when such entities are variable interest entities, or through which we have a controlling interest. In determining whether we have a controlling interest in an entity and the requirement to consolidate the accounts of that entity, we will consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which we have the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. The accounting standards require assessments at each reporting period of which party within the variable interest entity is considered the primary beneficiary and requires a number of new disclosures related to variable interest entities.

Derivative Instruments and Hedging Activities

We record all derivative instruments at fair value. Accounting for changes in the fair value of derivative instruments depends on the intended use of the derivative instrument and the designation of the derivative instrument. Derivative instruments used to hedge exposure to changes in the fair value of an asset, liability, or firm commitments attributable to a particular risk, such as interest rate risk, are considered “fair value” hedges. Derivative instruments used to hedge exposure to variability in expected future cash flows, such as future interest payments, or other types of forecasted transactions, are considered “cash flow” hedges.

For derivative instruments that are designated as fair value hedges and that qualify for hedge accounting treatment, changes in fair value will be recorded in earnings along with the change in the fair value of the hedged item attributable to the risk being hedged. For derivative instruments designated as cash flow hedges, the changes in fair value of the derivative instrument that effectively offset changes in the expected future cash flows of the forecasted transactions are initially reported as other comprehensive income (loss) in the statement of stockholder’s equity until the hedged forecasted transaction affects earnings. The ineffective portion of the change in value of a derivative instrument in a cash flow hedge, if any, is charged directly to earnings when the measurement of hedge ineffectiveness is performed. The change in fair value of derivatives not qualifying for hedge accounting treatment will be recorded through earnings.

REIT Compliance

In order to qualify as a REIT for tax purposes, we will be required to distribute at least 90% of our REIT taxable income to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate income tax rates.

Distributions

We expect to pay a monthly distribution based primarily on realized net income and all or a portion of any loan amortization received. We expect to calculate our monthly distributions based upon monthly record dates. We expect to declare and pay our first distribution 45 days after the initial closing. To maintain our qualification as a REIT, we are required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income. REIT taxable income is computed without regard to the dividends-paid deduction and excludes net capital gain. Further, REIT taxable income does not necessarily equal net income as calculated in accordance with GAAP. Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. We may pay distributions from any source, including proceeds from the Offering, borrowings and the sale of assets. Distributions may constitute a return of capital. We have not established a minimum distribution level, and any distributions we make will be at the discretion of our board of directors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We may be exposed to interest rate changes primarily as a result of debt used to maintain liquidity and finance our investment portfolio. We may seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use interest rate swaps, caps, floors, or similar hedging or derivative transactions or arrangements, to hedge exposures to changes in interest rates on loans secured by our assets or otherwise. Also, we will be exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, the advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. Our board of directors has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes.

Item 4.	Controls and Procedures

(a) Under the direction of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the “Exchange Act”)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving failure of persons within FundCore Institutional Income Trust Inc. or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the most recent fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In July 2010, we sold 1,000 shares of common stock to the Advisor at a price of $10 per share, for an aggregate consideration of $10,000. We relied on Section 4(2) of the Securities Act for the exemption from the registration requirements of the Securities Act.

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Amendment and Restatement, dated October 5, 2010. Incorporated by reference to Exhibit 3.1 to Pre-effective Amendment No. 3 to Registration Statement on Form S-11 (File No. 333- 167420) filed with the SEC on October 5, 2010.

3.2	Bylaws. Incorporated by reference to Exhibit 3.2 to Pre-effective Amendment No. 3 to Registration Statement on Form S-11 (File No. 333- 167420) filed with the SEC on October 5, 2010.

4.1	Share Repurchase Program, adopted October 4, 2010. Incorporated by reference to Exhibit 4.4 to Pre-effective Amendment No. 3 to Registration Statement on Form S-11 (File No. 333- 167420) filed with the SEC on October 5, 2010.

10.1	Amended and Restated Advisory Agreement, dated as of October 18, 2010, by and among FundCore Institutional Income Trust Inc. and FundCore Advisor LLC. Incorporated by reference to Exhibit 10.1 to Pre-effective Amendment No. 4 to Registration Statement on Form S-11 (File No. 333- 167420) filed with the SEC on October 20, 2010.

10.2	Form of Indemnification Agreement entered into between FundCore Institutional Income Trust Inc. and each of the following persons as of October 18, 2010: Steven A. Ball, Lee J. Taragin, Michael C. Vessels, Christopher T. Anderson and Leonard W. Cotton. Incorporated by reference to Exhibit 10.2 to Pre-effective Amendment No. 3 to Registration Statement on Form S-11 (File No. 333- 167420) filed with the SEC on October 5, 2010.

10.3*	Subscription Escrow Agreement, dated October 20, 2010, by and between FundCore Institutional Income Trust, Inc. and Wells Fargo Bank, N.A., as escrow agent.

31.1*	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

December 6, 2010	By:	/s/ STEVEN A. BALL
Steven A. Ball
Chief Executive Officer
(Principal Executive Officer)

December 6, 2010	By:	/S/ LEE J. TARAGIN
Lee J. Taragin
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Chief Accounting Officer)