Form 10-K
period 2010-12-31
FundCore Institutional Income Trust Inc.
filed 2011-03-30
CIK 1492459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-167420

FundCore Institutional Income Trust Inc.

(Exact name of registrant as specified in its charter)

Maryland	27-2653513
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One World Financial Center, 30th Floor New York, NY	10281
(Address of principal executive offices)	(Zip Code)

(212) 909-5897

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

No shares of common stock were held by non-affiliates as of June 30, 2010.

As of March 30, 2011, 1,000 shares of common stock of FundCore Institutional Income Trust Inc., par value $0.01 per share were outstanding and all of which were held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PART 1

ITEM 1.	BUSINESS

Overview

FundCore Institutional Income Trust Inc. is a newly organized corporation focused on originating and investing in high-quality commercial real estate loans and other debt investments secured primarily by cash-flowing properties located in the U.S. We collectively refer to such assets as our “target assets.”

We were formed as a Maryland corporation on May 18, 2010 and we intend to operate in a manner that will allow us to qualify as a real estate investment trust, or “REIT,” under the Internal Revenue Code of 1986, as amended, which we refer to as the “Code,” commencing with the taxable year ending December 31, 2011. Our office is located at One World Financial Center, 30th Floor, New York, NY 10281, our main telephone number is (212) 909-5897 and our fax number is (646) 374-4715.

We are externally advised and managed by FundCore Advisor LLC, or the “Advisor,” an affiliate of ours. We rely on the Advisor to manage our day-to-day activities and to implement our investment strategy. FundCore Real Estate LLC, or the “sponsor,” is the parent of the advisor.

On June 9, 2010, we filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with our initial public offering of up to 75,000,000 in shares of our common stock, which was subsequently declared effective on October 20, 2010. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information about our initial public offering. As of December 31, 2010, and as of the date of this Annual Report on Form 10-K, we had not satisfied the minimum offering requirements of our initial public offering and broken escrow and thus, we had not commenced formal operations.

An initial purchase of our shares must generally be at least $1,000,000 per investor, unless we waive such minimum. We will take purchase orders, and investors’ funds will be held in an interest-bearing escrow account with Wells Fargo Bank, N.A., an independent third-party escrow agent, until we (i) receive purchase orders for at least 1,000,000 shares of our common stock and (ii) authorize the release to us of funds in the escrow account, at which time we will commence our operations. We refer to the period prior to the release of offering proceeds from escrow as the “escrow period.” If we do not sell a minimum of 1,000,000 shares of common stock in our primary offering within one year of the commencement of our offering, October 20, 2011, we will terminate our offering and funds will promptly be returned to all subscribing investors with interest, except for de minimis interest. Our primary offering will extend for a period of one year following the end of the escrow period. We refer to such one-year period, together with the escrow period, as the “offering period”.

Our sole investor is the Advisor which currently owns 1,000 shares of common stock at a price of $10.00 per share. Steven A. Ball, Kevin M. Davis, Robert S. Kukulka and John M. Mulligan presently own, directly or indirectly, 100% of the voting interests and 51% of the economic interests in the sponsor, which owns the advisor, and the sponsor and the advisor are jointly controlled by Messrs. Ball, Davis, Kukulka and Mulligan. Messrs. Ball, Davis, Kukulka and Mulligan are part of the advisor’s management team and investment committee. Other key members of the advisor’s investment committee include John A. Blumberg, James R. Mulvihill and Evan H. Zucker, each of whom, directly or indirectly, holds a minority non-voting economic interest in the sponsor.

Investment Objectives

Our primary investment objectives include the following:

•	Preserving and protecting our stockholders’ capital;

•	Providing current income to our stockholders in the form of monthly cash distributions; and

•	Returning capital to investors in the offering during the capital return period.

We cannot assure our stockholders that we will attain our investment objectives. Neither we nor the advisor have presently acquired or contracted to acquire any investments.

Investment Strategy

We intend to originate and invest in high-quality commercial real estate loans and other debt investments secured primarily by cash-flowing properties located in the U.S. We generally will focus on the major property types within commercial real estate – multifamily, industrial, office, retail and hospitality—but we may also seek to lend on certain other property types with strong credit characteristics. We intend to focus on lending to commercial real estate owners with significant experience in the respective asset class being financed and with the financial wherewithal to support an asset in periods of distress. With respect to CMBS bonds, we intend to focus on acquiring bonds that are secured by an underlying pool of assets that we believe can sustain a significant decline in cash flows and expansion in cap rate, with less likelihood of adversely affecting the principal repayment of the class of bonds acquired.

We will seek to construct a portfolio that is ultimately made up of not less than 75% first mortgage loans, with the balance of the portfolio containing subordinated debt (B-notes and mezzanine loans), CMBS, preferred equity and other investments. We may, however, in our sole discretion, determine a different mix of target assets.

With respect to first mortgage loans and CMBS, we generally will seek to originate or acquire loans of up to 75% loan-to-value, with a ratio of cash flow to debt service in excess of 115%, but we do have the ability to originate or acquire first mortgage loans and CMBS that do not adhere to these parameters. Further, our investments in subordinated debt, preferred equity and other investments will likely not adhere to these parameters.

Competition

We believe that the current market for assets that meet our investment objectives is highly competitive. In originating and acquiring our target assets, we will compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions, many of which have greater resources than we do.

We will also compete with other existing and future entities directly or indirectly affiliated with the advisor and/or the sponsor for opportunities to acquire or sell investments.

Tax Status

We intend to elect to be taxed as a REIT under the Internal Revenue Code and intend to operate as such beginning with our second taxable year, which ends on December 31, 2011. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual taxable income, subject to certain adjustments, to our stockholders. As a REIT, we generally will not be subject to federal income tax on income that we distribute to stockholders. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.

Conflicts of Interest

We are subject to various conflicts of interest arising out of our relationship with the advisor and other affiliates, including (i) conflicts with respect to the allocation of the time of the advisor and its key personnel, (ii) conflicts with respect to the allocation of investment opportunities, and (iii) conflicts related to the compensation arrangements between the advisor, certain affiliates and us. The independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise.

Liquidity Events

We intend to return capital to investors in our offering during the capital return period, which we anticipate funding as the loans we originate are paid off at maturity or sold. We may also return capital earlier as some investments amortize, prepay and mature. However, there can be no assurance that we will not return all or a portion of our stockholders’ capital prior to the start of the capital return period or after the capital return period. Our board of directors will determine from time to time when and how to return capital. There can be no assurance that we will be able to return our stockholders’ capital in full or at all. Our charter does not require that we liquidate during the capital return period and we may continue on in perpetuity.

Our charter does not mandate that we return capital to investors during the capital return period. However, it does permit us, at our option, to redeem shares of common stock, in whole or from time to time in part, on or after the earlier of (a) the fifth anniversary of the end of the offering period and (b) the date on which our board of directors determines in its sole discretion that a substantial percentage of our assets have been liquidated and distributed or otherwise returned to stockholders. Any such redemption will be paid in cash and the price per share will be our NAV divided by the number of shares of common stock outstanding. If we are not otherwise permitted to redeem shares of common stock pursuant to our charter, our board of directors may also choose to liquidate during the capital return period, which would likely involve the disposition of all or substantially all of our assets. The disposition of all or substantially all of our assets to a third party generally would require a stockholder vote pursuant to the Maryland General Corporation Law.

Employees

We have entered into an Advisory Agreement with our Advisor which provides that our Advisor will assume principal responsibility for managing our affairs and we compensate the Advisor for these services. Therefore, our executive officers, in their capacity as such, do not receive compensation directly from us, and as a result, we have no employees. See “Item 10. Directors, Executive Officers and Corporate Governance” for additional discussion regarding our directors and executive officers.

Internet Address

Our internet address is http://www.fundcoreinvestments.com. We make available, free of charge through a link on our site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to such reports, if any, our prospectus and amendments to such prospectus, if any, as filed with the SEC as soon as reasonably practicable after such filing.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR GENERAL BUSINESS OPERATIONS, INVESTING IN OUR OFFERING AND OUR CORPORATE STRUCTURE

We have no prior operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

We have no prior operating history and we may not be able to achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a real estate investment trust with a substantial operating history. In addition, our sponsor and our advisor are newly formed and have no prior operating history. Our stockholders should not rely on the past experience of our advisor’s management team and/or investment committee to predict our future results. Certain loans previously originated by our advisor’s management team, or CMBS transactions in which it was involved, may have experienced delinquencies and losses.

There is no public trading market for our shares; therefore, it will be difficult for our stockholders to sell their shares.

There is no current public market for our shares and we have no obligation or current plans to list our shares on a national securities exchange. To preserve our REIT qualification, among other purposes, our charter also prohibits the ownership of more than 9.8% in value or 9.8% in number of shares, whichever is more restrictive, of our outstanding common stock, unless exempted by our board of directors, which may inhibit large investors from purchasing our stockholders’ shares.

Our share repurchase program may provide our stockholders with only a limited opportunity to have their shares of common stock repurchased by us at a price equal to our net asset value (“NAV”) per share as of the applicable quarter end after they have held them for a minimum of one year; provided, however, that during the offering period (including if we extend the offering period) shares will be repurchased at a price per share equal to $10.00. Our common stock may be repurchased on a quarterly basis. However, our share repurchase program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. Specifically, we will not repurchase in excess of 5% of the shares outstanding, measured as of the same date in the prior calendar year. In addition, we presently intend to limit the number of shares to be repurchased during any calendar quarter to the “Quarterly Repurchase Cap” which will equal the lesser of: (i) 1/4th of five percent of the number of shares of common stock outstanding measured as of the same date in the prior calendar year and (ii) the aggregate number of shares sold pursuant to our distribution reinvestment plan in the immediately preceding three months, which may be less than the Aggregate Repurchase Cap described above.

The aggregate amount of repurchases under our share repurchase program is not expected to exceed the aggregate amount of proceeds received from our distribution reinvestment plan, although the board of directors, in its sole discretion, could determine to use other sources of funds. Our board of directors may also determine from time to time to further limit repurchases when funds are needed for other business purposes. In addition, our board of directors reserves the right to reject any repurchase request for any reason or to amend, suspend or terminate the share repurchase program at any time. Therefore, our stockholders may not have the opportunity to sell any of their shares of common stock back to us pursuant to our share repurchase program. See ‘Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program” for more information on our share repurchase program.

Our offering is a “blind pool” offering, and our stockholders will not have the opportunity to evaluate our investments prior to purchasing shares of our common stock.

Neither we nor the advisor has presently acquired or contracted to acquire any target assets. As a result, our stockholders will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our investments prior to purchasing shares of our common stock. Our stockholders must rely on the advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. Because our stockholders cannot evaluate our investments in advance of purchasing shares of our common stock, a “blind pool” offering may entail more risk than other types of offerings. This additional risk may hinder our stockholders ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

Our offering is a “best efforts” offering, and if we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, which could negatively impact our stockholders’ investment.

Our offering is being made on a “best efforts” basis, whereby the broker-dealers participating in the offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, the amount of proceeds we raise in the offering may be substantially less than the amount we would need to achieve a diversified portfolio. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to make distributions could be adversely affected. If we are unable to raise substantially more than the minimum offering amount of 1,000,000 shares we will be thinly capitalized and will make fewer investments in target assets, resulting in less diversification in terms of the number of investments owned and the types of investments that we make. As a result, the likelihood increases that any single investment’s poor performance would materially affect our overall investment performance.

We may not meet the minimum offering requirements and therefore our stockholders may not have access to their funds for one year from October 20, 2010, the date of the commencement of our offering.

If the minimum offering requirements are not met within one year from the date of the prospectus, the offering will terminate and subscribers who have delivered their funds into escrow will not have access to those funds until such time.

Our investors may be at a greater risk of loss than the sponsor or the advisor since our primary source of capital is funds raised through the sale of shares of our common stock.

Because our primary source of capital is funds raised through the sale of shares of our common stock, any losses that may occur will be borne primarily by our investors, rather than by the sponsor or the advisor. Such losses could have a material adverse effect on the value of our stockholders investment.

We operate in a highly competitive market for investment opportunities and competition may limit our ability to originate and acquire desirable investments and could also affect the pricing of these investments.

We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to originate and acquire our target assets at attractive prices. In originating and acquiring our target assets, we will compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by certain affiliates of our advisor’s management team and investment committee), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. government, if we are not eligible to participate in programs established by the U.S. government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure our stockholders that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, and there can be no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of the net offering proceeds promptly, which may cause our distributions and our stockholders investment returns to be lower than they otherwise would be.

We could suffer from delays in locating suitable investments. The relatively large size of our offering increases the risk of delays in investing our net offering proceeds promptly. Our reliance on our advisor to locate suitable investments for us at times when the management of our advisor is simultaneously seeking to locate suitable investments for other affiliated ventures could delay the investment of the proceeds of the offering. Delays we encounter in the selection, origination and acquisition of income-producing investments would likely limit our ability to pay distributions to our stockholders and reduce our stockholders’ overall returns.

The initial offering price for shares of our common stock was arbitrarily determined by our board of directors. The subsequent NAV-per-share price at which our stockholders purchase our shares of common stock pursuant to our dividend reinvestment plan or we repurchase our shares of common stock pursuant to our share repurchase program may not accurately represent the current value of our assets at any particular time, and may not reflect changes in our NAV that are not immediately quantifiable. The $10.00 per share price during the offering period may not necessarily reflect our NAV at any particular time.

Until the end of the offering period, the per-share purchase price for shares of our common stock in the primary offering and pursuant to the distribution reinvestment plan and the per-share repurchase price for shares of our common stock in our share repurchase program will be $10.00, which price was arbitrarily determined by our board of directors. Thereafter, we will offer shares of our common stock pursuant to our dividend reinvestment plan and repurchase shares of our common stock in our share repurchase program at our NAV per share. During the offering period, we will not be calculating our NAV and, thereafter, the $10.00 per share price during the offering period may not necessarily reflect our NAV at any such time. There can be no assurance that when we begin to calculate our NAV following the end of the offering period, or at any time thereafter, our NAV will be $10.00 or greater.

The NAV-per-share price at which our stockholders purchase or we repurchase our shares of common stock may not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time.

From time to time, we may experience extraordinary events with respect to our investments that may have a material impact on our NAV. Our NAV per share as published in any given month may not reflect such extraordinary events to the extent that their financial impact is not immediately quantifiable or known. As a result, the NAV per share published after the announcement of an extraordinary event may differ significantly from our actual NAV until such time as the financial impact is quantified or known and our NAV is appropriately adjusted in accordance with our advisor’s valuation guidelines. The resulting potential disparity in our NAV may inure to the benefit of stockholders who request or do not request repurchase of our shares as well as stockholders participating in our distribution reinvestment plan.

We currently do not have research analysts reviewing our performance.

We do not have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, we do not have an independent review of our performance and value of our common stock relative to publicly traded companies.

The availability and timing of cash distributions to our stockholders is uncertain.

We expect to make regular monthly distributions to our stockholders. However, we bear all expenses incurred in our operations (including the payment of fees and expenses to our advisor and its affiliates), which are deducted from cash funds generated by operations prior to computing the amount of cash distributions to our stockholders. Distributions would also be negatively impacted by the failure to deploy our net proceeds on an expeditious basis, the poor performance of our investments, an increase in expenses for any reason (including expending funds for repurchases in excess of the proceeds from our distribution reinvestment plan) and due to numerous other factors. In addition, our board of directors, in its sole discretion, may retain any portion of such funds for working capital. We cannot assure our stockholders that sufficient cash will be available to make distributions to them or that the amount of distributions will increase and not decrease over time. Should we fail for any reason to distribute at least 90% of our taxable income, subject to certain adjustments, we would not qualify for the favorable tax treatment accorded to REITs, without the benefit of certain relief provisions.

We may be unable to pay or maintain cash distributions or increase distributions over time, and we may have difficulty funding our distributions solely from cash flow from operations and may fund such distributions from offering proceeds, borrowings or the sale of assets, which could reduce the funds we have available for investment and reduce our stockholders overall return.

There are many factors that can affect the availability and timing of distributions to stockholders. In the future we expect to fund distributions principally from cash flow from operations; however, while we are in our offering stage and until our investments are generating sufficient cash flow, we may fund our distributions from borrowings, asset sales or even the net proceeds from our offering. If we fund distributions from financings or the net proceeds from our offering, we will have fewer funds available for the acquisition and origination of assets, and our stockholders’ overall return may be reduced. Further, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. We can give our stockholders no assurance that we will be able to pay or maintain cash distributions or increase distributions over time.

We may be unable to return capital to investors in our offering by the conclusion of the capital return period.

Our target assets could have maturities that extend beyond the capital return period, which would therefore require such assets to be sold in order to return capital to investors in our offering. However, at such time, we may be unable to effectuate a sale that would allow us to return capital to investors in our offering during the capital return period.

In certain circumstances, to maximize the return on our target assets, we may be compelled to extend their terms. Such extensions could compromise our ability to return capital to investors in our offering during the capital return period. Furthermore, in an effort to return capital during the capital return period, we may be forced to dispose of target assets at prices which may not be as favorable as if we were able to retain such target assets for a longer period of time, which would limit the amount of capital we will be able to return to our stockholders.

Our charter does not require that we liquidate during the capital return period.

We intend to return capital to investors during the capital return period, which we anticipate funding as the loans we originate are paid off at maturity or sold. We may also return capital earlier as some investments amortize, prepay and mature. However, our charter does not require that we liquidate during the capital return period and we may continue on in perpetuity. If we do not return your capital during such period or at all, it will be very difficult for you to have liquidity for your investment in shares of our common stock other than limited liquidity through our share repurchase program.

Our advisor’s loss of or inability to obtain key personnel could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of our stockholders investment.

Our success depends to a significant degree upon the contributions of key personnel of our advisor, its investment committee and its affiliates, including among others, Steven A. Ball, John A. Blumberg, Kevin M. Davis, Robert S. Kukulka, John M. Mulligan, James R. Mulvihill and Evan H. Zucker, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Ball, Blumberg, Davis, Kukulka, Mulligan, Mulvihill and Zucker, and we cannot guarantee that such persons will remain affiliated with us. If any of our advisor’s key personnel were to cease their affiliation with us, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and our advisor may be unsuccessful in attracting and retaining such skilled personnel. Further, we intend to establish strategic relationships with firms that have special expertise in certain services relevant to our investment objectives. Maintaining such relationships will be important for us to effectively compete with other investors for favorable investment opportunities. We may be unsuccessful in attracting and retaining such relationships. If we lose or are unable to obtain the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders investment may decline.

Our operating performance could suffer if our advisor incurs significant losses.

We are dependent on our advisor to select investments and conduct our operations. Adverse developments in our relationship with our advisor could impede the profitable management of our operations and assets. Similarly, unfavorable changes in the financial health of our advisor could hinder its ability to successfully manage our operations and portfolio of investments. A substantial reduction of our advisor’s net worth may affect the level of services that our advisor could provide, as well as our operations and financial performance, which would limit our ability to make distributions and decrease the value of our stockholders investment.

Maryland law and our organizational documents limit our stockholders right to bring claims against our officers and directors.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, to the maximum extent permitted under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify and advance expenses to our directors, our officers, our advisor and its affiliates for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we may enter into separate indemnification agreements with each of our officers and directors. As a result, we and our stockholders would have more limited rights against these persons than might otherwise exist under common law. In addition, we are obligated to fund the defense costs incurred by these persons in some cases.

Risks Related to Conflicts of Interest

Our advisor will face conflicts of interest relating to the purchase and origination of target assets, and such conflicts may not be resolved in our favor, which could lower our stockholders overall return.

We will rely on our advisor’s management team and investment committee to identify suitable investment opportunities. Other ventures sponsored by affiliates of our advisor and/or the sponsor may also rely on our advisor’s management team and investment committee or entities controlled by affiliates of our advisor and/or the sponsor for investment opportunities, and certain investment opportunities would be suitable for us as well as other ventures sponsored by affiliates of our advisor and/or the sponsor. For example, each of Messrs. Ball, Blumberg, Davis, Kukulka, Mulligan, Mulvihill and Zucker are involved in FundCore Finance Group LLC and Messrs. Blumberg, Mulvihill and Zucker are involved in Dividend Capital Total Realty Trust Inc., which engage in certain business activities similar to ours and may compete for investments with us. Furthermore, entities affiliated with the sponsor and/or members of the advisor’s management team or investment committee are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. If our advisor’s management team or investment committee directs an investment opportunity to a venture sponsored by affiliates of our sponsor and/or members of the advisor’s management team or investment committee, it is to offer the investment opportunity to the venture for which the opportunity, in the discretion of our advisor’s management team or investment committee, is most suitable, and is consistent with the terms of our procedures relating to conflicts of interest. Our advisor’s management team or investment committee could direct attractive investment opportunities to other entities, and our advisor or its affiliates could make such investments for its or their own accounts. Our advisor may receive substantial origination fees regardless of the performance of our portfolio. Our advisor’s ability to receive an origination fee, which is not based upon performance metrics or goals, might increase our advisor’s incentive to originate assets without devoting time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. These conflicts could have a material adverse effect on our operating results and lower our stockholders overall returns.

Our advisor’s management team and investment committee, its affiliates and our executive officers will face competing demands on their time, and this may cause our operations and our stockholders’ investment to suffer.

We will rely on our advisor and its affiliates to manage our day-to-day activities and to implement our investment strategy. Presently, the advisor has no other clients; however, the managers, directors, officers, members of the advisor’s investment committee and other employees of the advisor and certain of its affiliates and related parties, including its direct or indirect owners, are presently, and plan in the future to continue to be, involved with numerous real estate and debt ventures and activities which are unrelated to us and may change as ventures are closed or new ventures are formed. Our advisor’s management team includes Messrs. Ball, Davis, Kukulka and Mulligan, and our advisor’s investment committee additionally includes Messrs. Blumberg, Mulvihill and Zucker. Our advisor’s management team and investment committee and its affiliates conduct business activities including: (i) providing advisory and asset management services to other entities sponsored by affiliates of our sponsor and/or members of the advisor’s management team or investment committee, and (ii) the possible sponsorship of new ventures. Our advisor’s management team, investment committee and executive officers will not be able to allocate all of their time to FundCore Institutional Income Trust Inc. As a result, they will have conflicts of interest in allocating their time among us and other ventures and activities in which they are involved. During times of intense activity in other ventures, they may devote less time and allocate fewer resources to our business than they would prefer in order to manage our business. If this occurs, the returns on our investments and the value of our stockholders investment may decline.

Our officers and one of our directors face conflicts of interest related to the positions they hold with our advisor and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

Mr. Ball serves as an officer, a director or both of our advisor and other affiliated entities such as FundCore Finance Group LLC. As a result, he owes duties to these various entities and their stockholders and investors, whereas Messrs. Taragin and Vessels are employees of our advisor, which duties may from time to time conflict with the duties that they owe to us. The duties of such individuals to such other entities could result in actions or inactions that are detrimental to our business, which could hinder the implementation of our business strategy and our investment opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our advisor and its affiliates, including our executive officers and one of our directors, will face conflicts of interest with us and other ventures sponsored by affiliates of our advisor and/or the sponsor, which could result in actions that are not in the long-term best interest of our stockholders.

Our advisor and its affiliates will receive substantial fees from us. These fee arrangements could influence our advisor’s advice to us, as well as the judgment of the affiliates of our advisor who serve as our officers or directors. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement and any other agreements; and

•	public offerings of equity by us, which entitle our advisor to increased asset management fees.

The asset management fee payable to our advisor is based upon the cost of assets we acquire and to the extent there is a decline in the value of our assets, the asset management fee could be significantly in excess of 1.0% of the value of our assets.

In addition, as described below, the judgment of our advisor’s management team and investment committee and our advisor’s affiliates could also be influenced by differences in the compensation we pay to our advisor compared to amounts they earn from other ventures sponsored by affiliates of our advisor and/or the sponsor.

•

Our advisor might be more motivated to offer an investment opportunity to another venture sponsored by affiliates of our advisor and/or the sponsor. For example, in August 2009, an affiliate of our sponsor entered into a product specialist agreement (the “PSA”) with Dividend Capital Total Advisors LLC, the advisor to Dividend Capital Total Realty Trust Inc. Pursuant to the PSA, an affiliate of the sponsor may perform acquisition and asset management services with respect to up to $130 million (plus any available leverage) of certain debt investments to be made by Dividend Capital Total Realty Trust Inc.

•

Borrowers may pay our advisor up to 1% of the cost (including related indebtedness) of the asset being originated as an origination fee, whereas under the PSA, the affiliate of our sponsor may receive up to 1.50% of the origination fees paid by borrowers.

•

Similarly, our advisor earns an annual asset-management fee from us equal to approximately 1% per annum of the sum of the aggregate Cost Basis of all of our investments, payable monthly. On the other hand, under the PSA, the affiliate of our sponsor may receive up to four years of prepaid management fees upon the origination of certain debt investments by Dividend Capital Total Realty Trust Inc.

These differences in compensation could result in decisions that are not in the best interests of our stockholders, which could hurt our ability to pay their distributions or result in a decline in the value of their investment.

The advisory agreement with our advisor was not negotiated on an arm’s-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be costly and difficult to terminate.

Our advisory agreement with our advisor was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

Termination of the advisory agreement with our advisor without cause is difficult and costly. Our independent directors will review our advisor’s performance and the management fees and, following the initial term, the advisory agreement may be terminated upon the unanimous affirmative vote of our independent directors based upon: (1) our advisor’s unsatisfactory performance that is materially detrimental to us, or (2) a determination that the management fees payable to our advisor are not fair, subject to our advisor’s right to prevent termination based on unfair fees by accepting a reduction of management fees unanimously agreed to by our independent directors. Our advisor will be provided 180 days prior notice of any such termination. Additionally, upon such a termination, the advisory agreement provides that we will pay our advisor a termination fee equal to three times the aggregate amount of the asset management fee received by our advisor during the prior 12-month period before such termination, calculated as of the end of the most recently completed months prior to the date of termination. These provisions may increase the cost to us of terminating the advisory agreement and adversely affect our ability to terminate our advisor without cause.

During the initial term of the advisory agreement, we may not terminate the advisory agreement except for cause.

Our advisor is only contractually committed to serve us until the fifth anniversary of the date on which the escrow period ends. Thereafter, the advisory agreement is renewable for one-year terms; provided, however, that our advisor may terminate the advisory agreement annually upon 180 days prior notice. If the advisory agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

Pursuant to the advisory agreement, our advisor will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our advisor maintains a contractual as opposed to a fiduciary relationship with us. Under the terms of the advisory agreement, our advisor, its officers, members, managers, directors and personnel, any person controlling or controlled by our advisor and any person providing sub-advisory services to our advisor will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the advisory agreement, except because of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the advisory agreement. In addition, we have agreed to indemnify our advisor, its officers, members, managers, directors and personnel, any person controlling or controlled by our advisor and any person providing sub-advisory services to our advisor with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of our advisor not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the advisory agreement.

We may co-invest or joint venture an investment with a sponsor-affiliated entity, or with a third party that has contracted to employ the services of a sponsor-affiliated entity.

We may also co-invest or joint venture with other sponsor-affiliated entities or with third parties that have contracted to employ the services of a sponsor-affiliated entity. Even though all such co-investments will be subject to approval by a majority of our board of directors, including a majority of our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third party that has not contracted to employ the services of a sponsor-affiliated entity. In addition, other sponsor-affiliated entities or third parties that have contracted to employ the services of a sponsor-affiliated entity may in the future participate in some of our investments, possibly at a more senior level in the capital structure of the underlying borrower and related real estate than our investment. Our interests in such investments may also conflict with the interests of these entities in the event of a default or restructuring of the investment. Participating investments will not be the result of arm’s length negotiations and will involve potential conflicts between our interests and those of the other participating entities in obtaining favorable terms. In addition, we may share control with or cede control of the venture to the sponsor- affiliated entity or third party that has contracted to employ the services of a sponsor-affiliated entity, and decisions could be made that are not in our best interests.

If we invest a percentage of the net proceeds of our offering in joint venture or co-ownership arrangements with the advisor or its affiliates, or with third parties that have contracted to employ the services of the advisor or its affiliates, such entities may retain significant control over our investments even if our independent directors terminate our advisor.

While a unanimous affirmative vote of our independent directors may terminate our advisor after the initial term upon 180 days’ written notice, or earlier if for cause, our ability to remove co-general partners or advisors to any entities in which the advisor or its affiliates serve in such capacities and in which we may serve as general partner or manager is limited. As a result, if we invest a percentage of the net proceeds from our offering in such joint-venture or co-ownership arrangements, an affiliate of the advisor or a third party that has contracted to employ the services of the advisor may continue to maintain a substantial degree of control over our investments despite the termination of our advisor.

Risks Related to The Offering and Our Corporate Structure

Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. No person may own more than 9.8% in value or 9.8% in number of shares, whichever is more restrictive, of our outstanding common stock, unless exempted by our board of directors, which is referred to sometimes as our 9.8% charter limit. As a condition of participating in our offering and as required by the REIT qualification rules, we will require our stockholders of record to provide us with certain beneficial owner information on an annual basis. Our 9.8% charter limit ownership restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Maintenance of our exemption from registration under the 1940 Act imposes significant limits on our operations.

We intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. Because we are a holding company that will conduct its businesses primarily through wholly-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may acquire are limited by the provisions of the 1940 Act and the rules and regulations promulgated under the 1940 Act, which may adversely affect our performance.

If the value of securities issued by our subsidiaries that are excepted from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds 40% of our total assets on an unconsolidated basis, or if one or more of such subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company under the 1940 Act, either of which could have an adverse effect on us and the market price of our securities. If we were required to register as an investment company under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters.

We expect certain subsidiaries that we may form in the future to rely upon the exemption from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of these subsidiaries’ assets must be comprised of qualifying real estate assets and at least 80% of each of their portfolios must be comprised of qualifying real estate assets and real estate-related assets under the 1940 Act. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate-related assets. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. Certain of our subsidiaries may rely on the exemption provided by Section 3(c)(6) to the extent that they hold mortgage assets through majority-owned subsidiaries that rely on Section 3(c)(5)(C). The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the staff may require us to adjust our strategy accordingly.

The determination of whether an entity is a majority-owned subsidiary of our company is made by us. The 1940 Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The 1940 Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested the SEC to approve our treatment of any company as a majority-owned subsidiary and the SEC has not done so. If the SEC were to disagree with our treatment of one or more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect on us.

There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. If we or our subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions which could have an adverse effect on our business and the market price for our shares of common stock.

Rapid changes in the values of our other real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or exemption from the 1940 Act.

If the market value or income potential of our real estate-related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate-related investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from the 1940 Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT and 1940 Act considerations.

Our board of directors will approve very broad investment guidelines for our advisor and will not approve each investment and financing decision made by our advisor unless required by our investment guidelines

Our advisor will be authorized to follow very broad investment guidelines. Our board of directors will periodically review our investment guidelines and our investment portfolio but will not, and will not be required to, review all of our proposed investments, except if the investment requires us to commit greater than

$100 million of capital or greater than 25% of our equity in any individual asset; provided, however, that during the offering period (including if the offering period is extended) and only to the extent we have raised less than $300 million in connection with our offering, if our advisor reasonably expects that we will raise at least $300 million pursuant to our offering by the end of the offering period, the consent of a majority of our independent directors shall only be required for investments that are greater than $75 million. In addition, in conducting periodic reviews, our board of directors may rely primarily on information provided to them by our advisor. Furthermore, our advisor may use complex strategies, and transactions entered into by our advisor may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Our advisor will have great latitude within the broad parameters of our investment guidelines in determining the types and amounts of target assets it may decide are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. Further, decisions made and investments and financing arrangements entered into by our advisor may not fully reflect the best interests of our stockholders.

Our stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks they face as stockholders.

Our board of directors determines our major policies, including our policies regarding investing, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters, including:

•	the election and removal of directors;

•	amendments to our charter except as otherwise permitted by law or our charter;

•	mergers, consolidations or share exchanges except as otherwise permitted by law;

•	the transfer of all or substantially all of our assets except as otherwise permitted by law; and

•	our dissolution.

Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face as a stockholder.

Certain provisions of Maryland law could inhibit changes in control.

Certain provisions of the Maryland General Corporation Law may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. These include:

•

“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding shares of stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose supermajority voting requirements on these combinations; and

•

“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person). Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Additionally, the “unsolicited takeover” provisions of the Maryland General Corporation Law permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not yet have.

These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide the holders of shares of common stock with the opportunity to realize a premium over the then-current market price.

Our stockholders are limited in their ability to sell shares of common stock pursuant to our share repurchase program. Our stockholders may not be able to sell any of their shares of our common stock back to us and, if they do sell their shares, they may not receive the price they paid.

Our share repurchase program may provide our stockholders with only a limited opportunity to have their shares of common stock repurchased by us at a price equal to our NAV per share as of the applicable quarter end after they have held them for a minimum of one year; provided, however, that during the offering period (including if we extend the offering period) shares will be repurchased at a price per share equal to $10.00. The NAV-per-share price at which we repurchase shares of common stock may be less than the $10.00 per share purchase price. Such decline in net asset value and corresponding lower repurchase price may be caused by a number of factors including, but not limited to, a decline in the value of our investments or a realized loss within the investment portfolio, both of which may be magnified by our use of leverage, increases in expenses or a reserve against expected expenses and previous capital returned as part of a distribution.

Our common stock may be repurchased on a quarterly basis. However, our share repurchase program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. The aggregate amount of repurchases under our share repurchase program is not expected to exceed the aggregate amount of proceeds received from our distribution reinvestment plan, although the board of directors, in its sole discretion, could determine to use other sources of funds.

Our board of directors may also determine from time to time to further limit repurchases when funds are needed for other business purposes. Our board of directors reserves the right to reject any repurchase request for any reason or to amend, suspend or terminate the share repurchase program at any time. Therefore, our stockholders may not have the opportunity to sell any of our stockholders’ shares of common stock back to us pursuant to our share repurchase program.

Our stockholders’ interest in us may be diluted if we issue additional shares, including under our distribution reinvestment plan, which could reduce the overall value of their investment.

Our stockholders will not have preemptive rights with respect to any shares we issue in the future, including shares issued under our distribution reinvestment plan. Our charter authorizes us to issue 500,000,000 shares of stock, of which 375,000,000 shares are classified as common stock and 125,000,000 shares are classified as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. After our stockholders purchase in our offering, our board may elect to (i) sell additional shares in this or future public offerings, including under our distribution reinvestment plan;

(ii) issue equity interests in private offerings; or (iii) issue shares to our advisor or its successors or assigns in payment of an outstanding fee obligation. To the extent we issue additional equity interests after our stockholders purchase in our offering, their percentage ownership interest in us will be diluted. Further, depending upon the value of our assets and the terms of such transactions, most notably the offering price per share, which may be less than the price our stockholders pay, existing stockholders may also experience a dilution in the book value of their investment in us.

Payment of fees to our advisor and its affiliates will reduce income available for distribution to stockholders.

Our advisor and its affiliates will perform services for us in connection with the offer and sale of our shares, the selection and origination of our investments and the management of our assets. Even though loan origination fees of up to 1% of the value of the debt investment amount will be paid by the borrower under the relevant debt investment, we will pay our advisor substantial asset management and other fees, which will reduce the amount of income available for distribution to stockholders.

Payment of loan origination fees by the borrower of up to 1% of the value of the debt investment amount may result in lower yields on target assets, which could reduce our distributions to stockholders.

To the extent we charge loan origination fees, we may originate target assets at lower yields than those which we might have been able to achieve, absent a loan origination fee. As a result, the existence of loan origination fees could reduce our distributions to stockholders.

If we are unable to obtain funding for future capital needs, cash distributions to our stockholders and the value of our investments could decline.

We intend to use substantially all of our offering’s gross proceeds to originate and/or acquire target assets. We do not intend to reserve proceeds from our offering for future capital needs. Accordingly, if we need capital in the future, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, asset sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital needs our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of our stockholders’ investment.

Lack of Separate Representation

Skadden, Arps, Slate, Meagher & Flom LLP has acted as special U.S. federal income tax counsel to us in connection with our offering and is counsel to us, the Advisor and Integrity in connection with this offering and may in the future act as counsel for each such company. Skadden, Arps, Slate, Meagher & Flom LLP also serves, and may in the future serve, as counsel to certain affiliates of the Advisor in matters unrelated to this offering. There is a possibility that in the future the interests of the various parties may become adverse. In the event that a dispute were to arise between any of us, Integrity and the Advisor or sponsor, or any of their affiliates, separate counsel for such parties would be retained as and when appropriate.

We may return capital to investors in our offering prior to the conclusion of the capital return period, and, as a result, our stockholders could be subject to reinvestment risk.

Our debt investments may amortize, prepay, mature or otherwise be disposed of prior to the conclusion of the capital return period, at which point we may return capital to investors in our offering. In such instances, our stockholders could be subject to reinvestment risk.

We may experience a decline in the fair value of our assets.

Loans will be valued at the principal amount outstanding net of deferred loan fees and costs, unless there is an impairment. We will evaluate each of our loans for possible impairment quarterly. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is measured by comparing a valuation based on discounted cash flows to the carrying value of the respective loans. Impaired loans will be recorded net of any allowance for loan loss due to impairments. The impact from changes in credit is reflected in the calculation of the allowance for loan losses.

A decline in the fair value of our securities may require us to recognize an “other-than-temporary” impairment against such securities under GAAP. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on held-to-maturity securities that are determined to be temporary in nature are not recorded, as these investments are carried at their amortized cost (less any other-than-temporary impairment). Debt securities classified as held-to-maturity are carried at cost unless a decline in fair value below cost is deemed other-than-temporary, in which case such a decline is recorded in current operations. Any credit-related impairment on debt securities that we do not plan to sell and it is not more likely than not that we would be required to sell is recognized in current operations, with the other-than-temporary non-credit-related impairment recognized in other comprehensive income. For other impaired securities, the entire other-than-temporary impairment is recognized in current operations.

Some of our portfolio investments will be recorded at fair value and, as a result, there will be uncertainty as to the value of these investments.

Some of our portfolio investments will be in the form of positions or securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We will value these investments quarterly at fair value, as determined in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

Risks Related to Investments in Debt

The mortgage loans which we originate or acquire will be subject to delinquency, foreclosure and loss, which could result in losses to us.

Commercial mortgage loans are secured by commercial property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, current and potential future capital markets uncertainty, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

In the event of any default under a mortgage loan originated and/or held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our stockholders. If current market conditions continue to deteriorate, it is possible that a loan which was adequately secured when it was acquired or originated will not remain adequately collateralized. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process due to, among other things, state statutes and rules governing foreclosure actions and defenses and counterclaims that may be raised by defaulting parties, and therefore such process could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. In addition, to the extent we foreclose on a particular property, we could become, as owner of the property, subject to liabilities associated with such property, including liabilities related to taxes and environmental matters.

The mezzanine loans, B-notes and other junior financings which we may originate or acquire would involve greater risks of loss than senior loans secured by income-producing real properties.

We may originate or acquire mezzanine loans, B-notes and other junior financings that substantially take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than senior mortgage lending secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a mortgage loan borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. If the borrower defaults on any debt senior to our loan, we may have the right, under certain circumstances, to cure the default by paying off this senior debt; however, we may not have sufficient cash to do so, or we may choose not to pay off such senior debt in order to avoid additional investment exposure to the asset, potentially resulting in the loss of some or all of our investment. If we cure the default by paying off the senior debt and ultimately foreclose on the property, we could become subject to liabilities associated with the property, including liabilities relating to taxes and environmental matters. In addition, mezzanine loans typically have higher overall loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

The B-notes which we may originate or acquire may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We may originate or acquire B-notes. A B-note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A-note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-note holders after payment to the A-note holders. Since each transaction is privately negotiated, B-notes can vary in their structural characteristics and risks. For example, the rights of holders of B-notes to control the process following a borrower default may be limited in certain B-note investments, particularly in situations where the A-note holders have the right to trigger an appraisal process pursuant to which control would shift from the holder of the B-note when it is determined, for instance, that a significant portion of the B-note is unlikely to be recovered. We cannot predict the terms of each B-note investment. Further, B-notes typically are secured by a single property, and, as a result, reflect the increased risks associated with a single property compared to a pool of properties. Our ownership of a B-note with controlling class rights may, in the event the financing fails to perform according to its terms, cause us to elect to pursue our remedies as owner of the B-note, which may include foreclosure on, or modification of, the note or the need to acquire or payoff the A-note. Acquiring or paying off the A-note could require a significant amount of cash, and we may not have sufficient cash to be able to do so.

The CMBS in which we invest are subject to several types of general risks.

CMBS are bonds which evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the CMBS we invest in are subject to all of the risks of the underlying mortgage loans.

In a rising interest rate environment, the value of CMBS may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. In a falling interest rate environment, securities whose investment yield is tied to a floating rate index, such as LIBOR, will distribute less dividend income than when originally purchased. The value of CMBS may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities markets as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties. In certain instances, third party guarantees or other forms of credit support can reduce the credit risk.

CMBS are also subject to several risks created through the securitization process. Subordinated CMBS are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes a large percentage of delinquent loans, there is a risk that interest payments on subordinated CMBS will not be fully paid. Subordinated securities of CMBS are also subject to greater credit risk than those CMBS that are more highly rated.

We may not control the special servicing of the mortgage loans included in the CMBS in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.

With respect to the CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans will be held by a “directing certificateholder” or a “controlling class representative,” which is appointed by the holders of the most subordinate class of CMBS in such series. We may not have the right to appoint the directing certificateholder in the CMBS in which we invest. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificateholder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests.

Bridge loans may involve a greater risk of loss than conventional mortgage loans.

We may provide bridge loans secured by first lien mortgages on properties to borrowers who are typically seeking short-term capital to be used in an acquisition, development or refinancing of real estate. The borrower may have identified an undervalued asset that has been undermanaged or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we may not recover some or all of our investment.

In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. We may, therefore, be dependent on a borrower’s ability to obtain permanent financing to repay our bridge loan, which could depend on market conditions and other factors. Bridge loans, like other loans secured directly or indirectly by real property, are subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. Any such losses with respect to our investments in bridge loans could have a material adverse effect on our results of operations and financial condition.

Investment in non-conforming and non-investment grade loans may involve increased risk of loss.

Loans we may originate or acquire may not conform to conventional loan criteria applied by traditional lenders and may not be rated or may be rated as non-investment grade. Non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, loans we originate or acquire may have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to stockholders and adversely affect our value.

Our target assets may have various concentration risks.

While we intend to diversify our portfolio of target assets, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our investments in our target assets may at times be concentrated in certain property types, some of which may have a higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period. Further, we may have concentrations of target assets owned by certain borrowers or sponsors. To the extent that such borrowers or sponsors experience financial distress, they may be unable to adequately operate or capitalize properties, which could result in a default on our target assets, thereby reducing our net income and the value of our common stock and accordingly reducing our ability to pay distributions to our stockholders.

Any credit ratings assigned to our investments will be subject to ongoing evaluations and revisions and we cannot assure our stockholders that those ratings will not be downgraded.

Some of our investments may be rated by Moody’s Investors Service, Fitch Ratings, S&P, DBRS, Inc. or Realpoint LLC. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and there can be no assurance that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

Risks of cost overruns and non-completion of the construction or renovation of the properties underlying loans we make or acquire may materially adversely affect our investment.

The renovation, refurbishment or expansion by a borrower of a mortgaged or leveraged property involves risks of cost overruns and non-completion. Costs of construction or improvements to bring a property up to standards established for the market intended for that property may exceed original estimates, possibly making a project uneconomical. Other risks may include: environmental risks, permitting risks, other construction risks and subsequent leasing of the property not being completed on schedule or at projected rental rates. If such construction or renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments of interest or principal to us.

To close transactions within a time frame that meets the needs of borrowers of loans we may originate, we may perform underwriting analyses in a very short period of time, which may result in credit decisions based on limited information.

We may gain a competitive advantage by, from time to time, being able to analyze and close debt financing transactions within a very short period of time. Our underwriting guidelines contemplate an analysis of many factors, including the underlying property’s financial performance and condition, geographic market assessment, experience and financial strength of the borrower and future prospects of the property within the market. If we make the decision to extend credit to a borrower prior to the completion of one or more of these analyses, we may fail to identify certain credit risks that we would otherwise have identified. The failure to identify such a credit risk may have a material adverse effect on the value of our investment.

Interest rate fluctuations and changes in prepayment rates could cause the value of our originations and debt investments to decrease or could reduce our ability to generate income from such originations and investments.

Interest rate risk is the risk that debt investments will decline in value because of changes in market interest rates. Generally, when market interest rates rise, the market value of such investments will decline, and vice versa. Accordingly, the yield on our originations and debt investments may be sensitive to changes in prevailing interest rates and corresponding changes in prepayment rates. Therefore, changes in interest rates may affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations could also cause a borrower to prepay a mortgage loan more quickly than we expect, which could lead to our expected return on the investment being adversely affected.

Our debt investments may be considered illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

The debt investments we may make in connection with privately negotiated transactions may not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise registered in accordance with, those laws. In addition, the mezzanine, B-note and bridge loans we may originate or purchase in the future may be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. As a result, we may be unable to sell an asset for the price, on the terms or within the time frame we want. That inability could reduce our cash flow and cause our results of operations to suffer, limiting our ability to pay distributions to our stockholders.

A significant increase in liquidity for commercial real estate loans and other debt investments could substantially reduce opportunities for us to invest in target assets and may negatively impact our results of operations.

If a significant volume of capital emerges to provide liquidity for commercial real estate loans and other debt investments, competition for our target assets may increase, and, as a result, it may be difficult for us to acquire target assets. It is also possible that yields on target assets may decline. Both of these factors could negatively impact our results of operation.

Delays in liquidating defaulted loans could reduce our investment returns.

If there are defaults under mortgage or other types of loans that we make and if we decide not to operate the property securing the loan, we may not be able to sell the underlying properties or equity collateral quickly. The resulting time delay could reduce the value of our investment in the defaulted loans. An action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor or other borrower, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or other equity collateral or to obtain proceeds sufficient to repay all amounts due to us on the mortgage or other type of loan.

We will depend on debtors for our revenue, and, accordingly, our revenue and our ability to make distributions to our stockholders will be dependent upon the success and economic viability of such debtors.

The success of our real estate-related investments will materially depend on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could result in reduced revenue or losses. In the event of a debtor default or bankruptcy, we may experience delays in enforcing our rights as a creditor, and such rights may be subordinated to the rights of other creditors. These events could negatively affect the cash available for distribution to our stockholders.

We may invest in real estate-related preferred equity securities, which may involve a greater risk of loss than traditional debt financing.

We may invest in real estate-related preferred equity securities, which are currently volatile and which securities may involve a higher degree of risk than traditional debt financing due to a variety of factors, including that such investments are subordinated to traditional loans and are not secured. Furthermore, should the issuer default on our investment, we would only be able to proceed against the entity in which we have an interest, and not the property owned by such entity and underlying our investment. As a result, we may not recover some or all of our investment. Since there may be a number of debt obligations that have priority over our preferred stock investment, any determination by us to cure defaults could be costly and we may not have the cash to be able to do so. If we become the equity owner of the issuer, we would be responsible for other liabilities of the issuer, including liabilities relating to taxes and environmental matters.

We may face reinvestment risk on our debt investments.

Reinvestment risk is the risk that income from our portfolio will decline if we invest the proceeds from amortized, matured, traded, prepaid or called debt obligations at lower interest rates. This risk will increase if we reinvest such proceeds in debt obligations with shorter-term maturities as we approach the capital return period, and shorter-term debt obligations generally pay lower rates of interest than longer-term debt obligations. A decline in income could affect our ability to pay distributions on the common shares.

Construction loans involve an increased risk of loss.

Although we do not anticipate investing in construction loans, we may do so. If we fail to fund our entire commitment on a construction loan or if a borrower otherwise fails to complete the construction of a project, there could be adverse consequences associated with the loan, including, but not limited to: a loss of the value of the property securing the loan, especially if the borrower is unable to raise funds to complete it from other sources; a borrower claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan.

Risks Related to Investments in Real Estate

The current national and world-wide economic slowdown, a lengthy recession and volatile market conditions could harm our operations, cash flows and financial condition and lower returns to our stockholders.

Dislocations and liquidity disruptions in the capital and credit markets as have been experienced in recent years could adversely affect our ability to make loans, which could negatively impact our ability to implement our investment strategy. If these disruptions in the capital and credit markets continue for a lengthy period as a result of, among other factors, uncertainty, changing or increased regulation, reduced alternatives or additional failures of significant financial institutions, our access to liquidity could be significantly impacted. Prolonged disruptions could result in us taking measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs could be arranged. Such measures could include deferring investments, reducing or eliminating the number of shares repurchased under our share repurchase program and reducing or eliminating distributions we make to our stockholders.

We believe the risks associated with our business are more severe during periods of economic slowdown or recession if these periods are accompanied by declining values in real estate. For example, a prolonged recession could negatively impact the real property that underlies our investments as a result of increased tenant delinquencies and/or defaults under their leases, generally lower demand for rentable space, as well as potential oversupply of rentable space which could lead to increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies which could negatively affect the underlying borrowers and collateral of assets that we own.

Declining real estate values would also likely reduce our level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our debt investments in the event of default because the value of our collateral may be insufficient to cover our basis in the investment. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from investments in our portfolio as well as our ability to originate and/or sell loans.

Our operations could be negatively affected to a greater extent if the current economic downturn is prolonged or becomes more severe, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders.

Changes in global, national, regional or local economic, demographic, political, real estate or capital market conditions may adversely affect our results of operations and returns to our stockholders.

We are subject to risks generally incident to the real estate industry including changes in global, national, regional or local economic, demographic, political, real estate or capital market conditions and other factors particular to the locations of the real property underlying our loans. In addition, the mortgage market has been severely affected by changes in the lending landscape and there can be no assurance that these conditions have stabilized or that they will not worsen. We are unable to predict future changes in these market conditions. For example, a continuing recession or rise in interest rates could make it more difficult for us to originate or dispose of loans we originate or acquire. In addition, rising interest rates generally reduce the demand for loans due to the higher cost of borrowing and therefore could also make alternative interest-bearing and other investments more attractive and as a result could potentially lower the relative value of our investment portfolio.

Adverse economic conditions in the regions where the assets underlying our loans are located may adversely affect our portfolio’s performance, which could have an adverse effect on us.

Adverse conditions in the regions and specific markets where we operate may reduce our ability to originate or sell loans or cause losses in our investment portfolio. Should assets located in such regions fail to generate sufficient revenues to fund loan payments owed to us, our financial condition and results of operations, as well as our ability to make distributions, could be adversely affected. The following factors, among others, may adversely affect the operating performance of assets underlying our loans:

•	Continuing recession and turmoil in the financial markets may preclude the leasing of properties or increase the vacancy level of such assets;

•	Periods of increased interest rates could result in a decline in lease prices or an increase in defaults by tenants;

•	Rising vacancy rates for commercial property, particularly in large metropolitan areas;

•	the inability to attract and maintain quality tenants;

•	Default or breaches by tenants of their contractual obligations;

•	Increases in operating costs, including the need for capital improvements;

•	Increases in the taxes levied on businesses; and

•	Regulatory changes affecting the real estate industry, including zoning rules.

These factors may be amplified in light of the current economic crisis. Declining performance of the assets underlying our loans significantly increases the likelihood that we will incur increased payment delinquencies, foreclosures and losses on our loans if there is a default. Therefore, any sustained period of economic decline could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

Inflation may inhibit our ability to conduct our business and acquire or dispose of target assets or debt financing at attractive prices, and our stockholders overall return may be reduced.

In recent years, the U.S. economy and financial markets experienced periods of significant disruption. We will be exposed to inflation risk on income from our target assets, as these investments are expected to be a primary source of our cash flows from operations. Although inflation has been generally low in recent years, high inflation, based on certain items like government spending, may in the future tighten credit and increase prices. Although some of the leases at the properties securing our target assets may provide for fixed base rent increases or indexed increases, these increases may not re-set frequently enough to cover inflation. As a result, the income from the properties securing our target assets may decline, which could increase the risk of default on our target assets. Further, if interest rates rise, such as during an inflationary period, the cost of acquisition capital to prospective purchasers of our target assets may also rise, which could adversely impact our ability to dispose of our target assets at attractive sales prices. Should we be required to hold or dispose of our target assets during a period of inflation, our overall returns may be reduced.

Liability relating to environmental matters may impact the value of properties that we may acquire upon foreclosure of the properties underlying our investments.

To the extent we foreclose on properties with respect to which we have extended mortgage loans, we may be subject to environmental liabilities arising from such foreclosed properties. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our debt investments becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may adversely affect the value of the relevant mortgage asset held by us and our ability to make distributions to our stockholders.

If we foreclose on any properties underlying our investments, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, thus harming our financial condition. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

Risks Associated with Debt Financing

We are likely to incur indebtedness, which may increase our business risks and adversely affect the return on our target assets.

As of December 31, 2010, and as of the date of this Annual Report on Form 10-K, we had no outstanding indebtedness, but we are likely to incur indebtedness, even if we raise significant proceeds in our primary offering. We intend to use leverage to finance our investment operations and to enhance our financial returns. Such debt may be secured or unsecured, at a fixed or floating rate. Through the use of leverage, we may acquire positions with market exposure significantly greater than the amount of capital committed to the transaction. We intend to utilize portfolio leverage of approximately 50% of the cost of our gross assets; however, pursuant to our charter, portfolio leverage shall not exceed 75% of the cost of our gross assets. An individual asset may be more highly levered, so long as we adhere to the leverage limitation on a portfolio-wide basis.

Leverage will magnify both the gains and the losses of our positions. Leverage will increase our returns as long as we earn a greater return on investments purchased with borrowed funds than our cost of borrowing such funds. However, if we use leverage to acquire a target asset and the value of the target asset decreases, the leverage will increase our losses. Even if the target asset increases in value, if the target asset fails to earn a return that equals or exceeds our cost of borrowing, the leverage will decrease our returns.

We may be required to post large amounts of cash as collateral or margin to secure our leveraged positions. In the event of a sudden, precipitous drop in value of our financed target assets, we might not be able to liquidate target assets quickly enough to repay our borrowings, further magnifying losses. Even a small decrease in the value of a leveraged target asset may require us to post additional margin or cash collateral. This may decrease the cash available to us for distributions to stockholders.

If any of our debt agreements contain cross-collateralization or cross-default provisions, a default on a single loan could affect multiple agreements. Although we do not yet have a credit facility, it could include a cross-default provision that would provide that a default under any obligation of a certain dollar threshold or more by us or any of our subsidiaries constitutes a default under the credit facility. If any of our assets are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders may be limited.

Our advisor’s fee structure may encourage it to recommend a high amount of leverage.

Because our advisor will receive asset management fees based in part on the amount of debt financing we obtain, our advisor may have an incentive to recommend a high amount of leverage, which, in certain cases where the cost of leverage is high relative to the coupons on our target assets, may be dilutive to our investment returns.

We may not be able to obtain debt financing necessary to run our business.

We do not anticipate that we will maintain any permanent working capital reserves. Accordingly, we expect to need to borrow capital for originations, acquisitions and for other purposes. Under current market conditions, we may not be able to borrow all of the funds we may need. If we cannot obtain debt or equity financing on acceptable terms, our ability to originate and acquire new investments to expand our operations will be adversely affected. As a result, we would be less able to achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

Any credit facilities and repurchase agreements that we may use to finance our assets may require us to provide additional collateral or pay down debt.

We may use credit facilities or repurchase agreements to finance our assets if they become available on acceptable terms. In the event we use such financing arrangements, they may involve the risk that the market value of our assets pledged or sold by us to the repurchase agreement counterparty or provider of the credit facility may decline in value, in which case the lender may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the lender could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from them, which could materially and adversely affect our financial condition and ability to implement our business plan. In addition, in the event that the lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to credit facilities and increase our cost of capital. The providers of repurchase agreement financing and credit facilities may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.

High interest rates may make it difficult for us to finance or refinance assets, which could reduce the amount of assets we can originate or acquire, our net income and the amount of cash distributions we can make.

If debt is unavailable at what management deems to be reasonable interest rates, we may not be able to finance the origination or acquisition of target assets. If we incur debt secured by our assets, we run the risk of being unable to refinance the debt when it becomes due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance assets, our income could be reduced. If any of these events occurs, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Any warehouse facilities that we may obtain in the future may limit our ability to acquire assets, and we may incur losses if the collateral is liquidated.

In the event that securitization financings become available, we may utilize, if available, warehouse facilities pursuant to which we would accumulate mortgage loans in anticipation of a securitization financing, which assets would be pledged as collateral for such facilities until the securitization transaction is consummated. In order to borrow funds to acquire assets under any future warehouse facilities, we expect that our lenders thereunder would have the right to review the potential assets for which we are seeking financing. We may be unable to obtain the consent of a lender to acquire assets that we believe would be beneficial to us and we may be unable to obtain alternate financing for such assets. In addition, there can be no assurance that a securitization structure would be consummated with respect to the assets being warehoused. If the securitization is not consummated, the lender could liquidate the warehoused collateral and we would then have to pay any amount by which the original purchase price of the collateral assets exceeds its sale price, subject to negotiated caps, if any, on our exposure. In addition, regardless of whether the securitization is consummated, if any of the warehoused collateral is sold before the consummation, we would have to bear any resulting possible loss on the sale. Currently, we have no warehouse facilities in place, and there can be no assurance that we will be able to obtain one or more warehouse facilities on favorable terms, or at all.

Increases in interest rates could increase the amount of our debt payments, thereby negatively impacting our operating results and decreasing the market value of our assets.

Our debt may be subject to the fluctuation of market interest rates such as LIBOR, Prime and other benchmark rates. Should such interest rates increase, our debt payments may also increase, reducing cash available for distributions. Furthermore, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments. Additionally, the market value of our fixed-rate investments would decrease.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to incur additional debt, make distributions under certain circumstances, terminate certain agreements, or replace the advisor as our advisor. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

If one or more of our advisor’s executive officers are no longer employed by our advisor, financial institutions providing any financing arrangements we may have may not provide future financing to us, which could materially and adversely affect us.

If financial institutions that we seek to finance our investments require that one or more of our advisor’s executives continue to serve in such capacity and if one or more of our advisor’s executives are no longer employed by our advisor, it may constitute an event of default and the financial institution providing the arrangement may have acceleration rights with respect to outstanding borrowings and termination rights with respect to our ability to finance our future investments with that institution. If we are unable to obtain financing for our accelerated borrowings and for our future investments under such circumstances, we could be materially and adversely affected.

Risks Related to Hedging

We may enter into hedging transactions that could expose us to contingent liabilities in the future.

Subject to maintaining our qualification as a REIT, part of our investment strategy will involve entering into hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could materially adversely affect our financial condition.

Hedging against interest rate exposure may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

Subject to maintaining our qualification as a REIT, we intend to pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates in conjunction with floating rate debt we may incur. Our hedging activity will vary in scope based on the level and volatility of interest rates and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	due to a credit loss, the duration of the hedge may not match the duration of the related liability;

•

the amount of income that a REIT may earn from hedging transactions (other than hedging transactions that satisfy certain requirements of the Internal Revenue Code or that are done through a corporate subsidiary subject to tax) to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;

•	any hedging we enter into may fail to adequately relieve the adverse effects of interest rate increases;

•	counterparties under these agreements may not honor their obligations thereunder;

•	we might have to post collateral as security for our ability to pay;

•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.

In addition, we may fail to recalculate, readjust and execute hedges in an efficient manner. We may not be able to find an appropriate hedging counterparty at all.

Any hedging activity in which we engage may materially and adversely affect our results of operations and cash flows. Therefore, while we may enter into such transactions seeking to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs that could result in material losses.

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates, we may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to recordkeeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure our stockholders that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses.

We may enter into derivative contracts that could expose us to contingent liabilities in the future.

Subject to maintaining our qualification as a REIT, we may enter into derivative contracts that could require us to fund cash payments in the future under certain circumstances (e.g., the early termination of the derivative agreement caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the derivative contract). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses may materially and adversely affect our results of operations and cash flows.

The recent adoption of the Dodd-Frank Wall Street Reform and Consumer Protection Act and future regulations implementing such legislation may have an adverse impact on our ability to hedge risks associated with our business.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. Among other things, the Dodd-Frank Act imposes a comprehensive new regulatory regime on the over-the-counter (“OTC”) derivatives marketplace. The derivatives legislation is set forth in Title VII of the Dodd-Frank Act entitled “Wall Street Transparency and Accountability” (the “Derivatives Title”). With limited exceptions, the provisions of the Derivatives Title become effective on the later of 360 days following enactment and, to the extent a provision requires rulemaking, not less than 60 days after publication of the final rule. Once effective, this legislation will subject swap dealers and “major swap participants” to substantial supervision and regulation, including capital standards, margin requirements, business conduct standards, recordkeeping and reporting requirements. It also requires central clearing for transactions that the U.S. Commodities Futures Trading Commission (“CFTC”) determines must be cleared and are accepted for clearing by a “derivatives clearing organization” (subject to certain exceptions) and provides the CFTC with authority to impose position limits across markets. Many key concepts, processes and issues under the Derivatives Title have been left to the relevant regulators to define and address. Although it is not possible at this time to assess the impact of the Dodd-Frank Act and any future regulations implementing the new legislation, the Dodd-Frank Act and any such regulations may subject us to additional capital or margin requirements relating to, or to additional restrictions on, our hedging positions which may have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activity.

We may fail to qualify for hedge accounting treatment.

In certain circumstances, we may record derivative and hedging transactions in accordance with Accounting Standards Codification (“ASC”) Topic 815 Derivatives and Hedging, or ASC Topic 815. Under these standards, we may fail to qualify for hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the ASC Topic 815 definition of a derivative (such as short sales), we fail to satisfy ASC Topic 815 hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective. If we fail to qualify for hedge accounting treatment, our operating results may suffer because losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction or item.

Risks Related to Our Taxation as a REIT

If we do not qualify as a REIT or fail to remain qualified as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.

We intend to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes. Although we do not intend to request a ruling from the Internal Revenue Service, or the “IRS,” as to our REIT qualification, we have received an opinion of Skadden, Arps, Slate, Meagher & Flom LLP with respect to our qualification as a REIT for the taxable year ended December 31, 2011 in connection with our offering of common stock. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court. The opinion of Skadden, Arps, Slate, Meagher & Flom LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us and our advisor, including representations relating to the values of our assets and the sources of our income. The opinion is expressed as of the date issued and does not cover subsequent periods. Skadden, Arps, Slate, Meagher & Flom LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Skadden, Arps, Slate, Meagher & Flom LLP, and our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis, the results of which will not be monitored by Skadden, Arps, Slate, Meagher & Flom LLP. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements as described below. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or in securities of other issuers will not cause a violation of the REIT requirements.

If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

Distributions payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from “qualified dividends” payable to domestic stockholders that are individuals, trusts and estates has been reduced by legislation to 15% through the end of 2012.

Distributions payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or distributions payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income from mortgage loans, mortgage-backed securities and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower. If such arrangements constitute “significant modifications” of such debt under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification even if the value of the debt or the payment expectations have not changed. Following such a taxable modification, we would hold the modified loan with a cost basis equal to its principal amount for U.S. federal tax purposes.

As a result, we may find it difficult or impossible to meet distribution requirements in certain circumstances. In particular, where we experience differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of our taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms or (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, in order to comply with REIT requirements. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

The stock ownership limit imposed by the Internal Revenue Code for REITs and our charter may restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year following our first year. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value or 9.8% in number of shares, whichever is more restrictive, of our outstanding common stock. Our board may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine. The ownership limits imposed by the Internal Revenue Code are based upon direct or indirect ownership by “individuals,” but only during the last half of a tax year. The ownership limits contained in our charter key off of the ownership at any time by any “person,” which term includes entities. These ownership limitations in our charter are common in REIT charters and are intended, among other purposes, to provide added assurance of compliance with the Internal Revenue Code requirements, and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income, property or net worth, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. See “U.S. Federal Income Tax Considerations—Taxation of FundCore Institutional Income Trust Inc.” In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through a taxable REIT subsidiary “TRS” or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate level tax liability. Any of these taxes would decrease cash available for distribution to our stockholders.

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. In addition, in certain cases, the modification of a debt instrument could result in the conversion of the instrument from a qualifying real estate asset to a wholly or partially non-qualifying asset that must be contributed to a TRS or disposed of in order for us to maintain our REIT status. Thus, compliance with the REIT requirements may hinder our ability to make and, in certain cases, to maintain ownership of, certain attractive investments.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-backed securities (“MBS”). The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. See “U.S. Federal Income Tax Considerations—Taxation of FundCore Institutional Income Trust Inc.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.

We intend to enter into financing arrangements that are structured as sale and repurchase agreements pursuant to which we would nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings which are secured by the assets sold pursuant thereto. We believe that we would be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.

We may acquire debt instruments in the secondary market for less than their face amount. The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectibility rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions. Some of the debt instruments or MBS that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such debt instruments or MBS will be made. If such debt instruments or MBS turns out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectibility is provable.

Finally, in the event that any debt instruments or MBS acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectibility. Similarly, we may be required to accrue interest income with respect to subordinated debt instruments or MBS at its stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•

Part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;

•

Part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock; and

•

Part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under the Internal Revenue Code may be treated as unrelated business taxable income.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

Securitizations could result in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their distribution income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, which would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.

To the extent we invest in construction loans, we will be required to make estimates about the fair market value of land improvements that may be challenged by the IRS.

We may invest in construction loans, the interest from which will be qualifying income for purposes of the REIT income tests, provided that the loan value of the real property securing the construction loan is equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year. For purposes of construction loans, the loan value of the real property is the fair market value of the land plus the reasonably estimated cost of the improvements or developments (other than personal property) which will secure the loan and which are to be constructed from the proceeds of the loan. There can be no assurance that the IRS would not challenge our estimate of the loan value of the real property.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We may acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

Liquidation of assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through a domestic TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.

The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Revisions in federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us.

ERISA Risks

If our stockholders fail to meet the fiduciary and other standards under ERISA, the Internal Revenue Code or common law as a result of an investment in our common stock, they could be subject to criminal and civil penalties.

There are special considerations that apply to investing in our shares on behalf of a trust, pension, profit sharing trusts or IRAs. If our stockholders are investing the assets of a trust, pension, profit sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our common stock, our stockholders should take into account, among other considerations:

•	whether our stockholders have the authority to make the investment;

•	whether the investment constitutes a prohibited transaction and, if so, whether a statutory or administrative exemption from prohibited transaction rules is applicable;

•	the composition of the portfolio of the trust, plan or IRA with respect to diversification by type of asset;

•	the funding objectives of the trust, plan or IRA;

•	the tax effects of the investment; and

•

whether under the general fiduciary standards of investment prudence and diversification an investment in the shares is appropriate for the trust, plan or IRA, taking into account the overall investment policy and the composition of the investment portfolio of such trust, plan or IRA.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Internal Revenue Code, or other applicable statutory or common law may result in the imposition of civil and criminal penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of March 30, 2011, we had not yet acquired any real properties.

ITEM 3.	LEGAL PROCEEDINGS

As of the date hereof, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There currently exists no public trading market for our shares. We are currently publicly offering a maximum of 75,000,000 shares of our common stock in this offering through Integrity Investments, Inc., our primary dealer, a broker-dealer registered with FINRA, which broker-dealer is not our affiliate. Of this amount, we are initially offering 50,000,000 shares of our common stock in the primary offering at a price of $10.00 per share, which price was arbitrarily determined by our board of directors. The remaining 25,000,000 shares of our common stock will initially be offered through our dividend reinvestment plan at an initial purchase price of $10.00 per share. Prior to the conclusion of our primary offering, if any of the 25,000,000 shares of our common stock initially allocated to the distribution reinvestment plan remain after meeting anticipated obligations under the distribution reinvestment plan, we may decide to sell some or all of such shares of common stock to the public in the primary offering. Similarly, prior to the conclusion of the offering, if the 25,000,000 shares of our common stock initially allocated to the distribution reinvestment plan have been purchased and we anticipate additional demand for shares of common stock under our distribution reinvestment plan, we may choose to reallocate some or all of the 50,000,000 shares of our common stock allocated to be offered in the primary offering to the distribution reinvestment plan. Following the end of the offering period, we will begin calculating our NAV on a monthly basis and will offer shares of our common stock pursuant to our distribution reinvestment plan at a per-share price equal to our NAV per share. We reserve the right to reallocate shares of our common stock between the primary offering and our distribution reinvestment plan.

We require that our stockholders make an initial investment of at least $1,000,000 in shares of our common stock, which requirement may be waived in our sole discretion. If our stockholders have satisfied the applicable initial minimum purchase requirement, any additional purchase must be in amounts of at least $100,000 in shares of our common stock, except for additional purchases of shares pursuant to our distribution reinvestment plan. If our stockholders are investing on behalf of accounts or trusts for which they are acting in a fiduciary capacity, they may aggregate investments on behalf of multiple accounts and trusts as part of a combined order for purposes of meeting the initial and additional minimum purchase requirements.

Our primary dealer is authorized to solicit subscriptions from investors that meet the minimum eligibility requirements set forth in the offering prospectus and agree to the minimum purchase requirement of $1,000,000, which may be waived in our sole discretion. Our primary dealer is also authorized to enter into selected dealer agreements with certain other broker-dealers who are members of FINRA to authorize them to sell our shares. The shares of our common stock being offered to the public are being offered on a “best efforts” basis, which means generally that the primary dealer and any other participating broker-dealers will be required to use only their best efforts to sell the shares of our common stock and have no firm commitment or obligation to purchase any shares of our common stock. Our agreement with the primary dealer may be terminated by either party upon 60 days’ written notice.

Our offering commenced on October 20, 2010. If we do not sell a minimum of 1,000,000 shares of common stock in our primary offering within one year of the commencement of the offering or on or before October 20, 2011 we will terminate the offering and our stockholders funds will be promptly returned with interest (except for de minimis interest that does not exceed the costs and expenses to the company associated with such payment) and without deduction. We have no right to extend the escrow period in which the minimum offering requirement must be met. After we (i) receive purchase orders for at least 1,000,000 shares of our common stock and (ii) authorize the release to us of funds in the escrow account, we will continue offering shares of our common stock in our primary offering for up to one year. We may extend the offering period, in which case we will supplement or amend the offering prospectus accordingly. We reserve the right to terminate the offering at any time. Until the minimum offering requirement is met, purchaser subscription payments will be deposited into an interest-bearing escrow account at the escrow agent, Wells Fargo Bank N.A. Subscribers may not withdraw funds from the escrow account. We will bear all the expenses of the escrow account. If we meet the minimum offering requirement before October 20, 2011, initial subscribers will be admitted as stockholders of ours, the funds held in escrow will be transferred to us as we may direct, and subscribers will be paid the pro rata share of any interest earned on the subscriber’s deposited funds (except for de minimis interest that does not exceed the costs and expenses to the company associated with such payment). If we do not meet the minimum offering requirements before that date, the escrow agent will promptly notify us, the offering will be terminated and the subscription payments held in the escrow account will be returned to subscribers in full with the subscriber’s pro rata share of any interest earned thereon, without reduction for any costs, promptly after the date of termination.

Subscriptions will be effective only upon our acceptance, and we reserve the right to reject any subscription in whole or in part. Once the minimum offering requirements have been met, subscriptions will be accepted or rejected within 30 days of receipt by us, and if rejected, all funds will be returned to subscribers without deduction within 10 business days from the date the subscription is rejected. We are not permitted to accept a subscription for shares of our common stock until at least five business days after the date our stockholders receive the final prospectus, as declared effective by the SEC, as supplemented and amended. If we accept our stockholders’ subscription, our transfer agent will mail them a confirmation.

Investors whose subscriptions are accepted will be deemed admitted as stockholders. Following release of the funds from the escrow account and before they are applied as set forth in this prospectus, we may invest offering proceeds in short-term, highly liquid or other authorized investments. Such short-term investments, which may also include shorter-duration CMBS, will not earn as high a return as we expect to earn on our investments in target assets, and we may not be able to invest the proceeds in target assets promptly.

Distribution Reinvestment Plan

Our distribution reinvestment plan allows our stockholders to have cash otherwise distributable to them invested in additional shares of our common stock. During the offering period (including if we extend the offering period), the initial purchase price for shares purchased under this plan will be equal to our $10.00 per share offering price, which was arbitrarily determined by our board of directors. Following the end of the offering period, we will offer shares of our common stock pursuant to our distribution reinvestment plan at NAV per share as of the last business day of the applicable month. After the offering period, we will file with the SEC after the end of the last business day of each month a prospectus supplement disclosing the monthly determination of our NAV and the calculation of NAV per share for that month, which we refer to as the pricing supplement. Each month, we will also post that pricing supplement on our public website at www.fundcoreinvestments.com. The website will also contain this prospectus, including any supplements and amendments.

We may amend, suspend or terminate our distribution reinvestment plan at our discretion at any time provided that any amendment that adversely affects the rights or obligations of participants (as determined by the board) will only take effect upon 10 days’ written notice to participants or upon publication of a press release or filing of a current or periodic report with the SEC. Participation in the plan may also be terminated with respect to any person to the extent that a reinvestment of distributions in shares of our common stock would cause the share ownership limitations contained in our charter to be violated. Following any termination of the distribution reinvestment plan, all subsequent distributions to stockholders would be made in cash.

Participants may acquire shares of our common stock pursuant to our distribution reinvestment plan until the earliest date upon which (i) all the common stock registered in the current or future offerings to be offered under our distribution reinvestment plan is issued, or (ii) the current offering and any future offering pursuant to our distribution reinvestment plan terminate and we elect to deregister with the SEC the unsold amount of our common stock registered to be offered under our distribution reinvestment plan.

Share Repurchase Program

For stockholders (including, in the case of accounts or trusts for which the investor is acting in a fiduciary capacity, each beneficial owner of such accounts or trusts) who have held shares of our common stock for a minimum of one year, our share repurchase program may provide a limited opportunity for the stockholder to have all or a portion of his or her shares of common stock repurchased, subject to certain restrictions and limitations, at a price equal to the NAV per share; provided, however, that during the offering period (including if we extend the offering period) shares will be repurchased at a price per share equal to $10.00. At that time, we may, subject to the conditions and limitations described below, repurchase the shares of our common stock presented for repurchase for cash to the extent that we have sufficient funds available to fund such repurchase. There is no fee in connection with a repurchase of shares of our common stock. In the event that a stockholder requests repurchase of all of his or her shares of our common stock, shares of our common stock purchased pursuant to our distribution reinvestment plan may be excluded from the foregoing one-year holding period requirement, in the discretion of the board of directors. If the stockholder has made more than one purchase of our common stock (other than through our distribution reinvestment plan), the one-year holding period will be calculated separately with respect to each such purchase. In addition, the one-year holding period will not apply in the event of the death of a stockholder. Our board of directors also reserves the right in its sole discretion at any time and from time to time to (a) waive the one-year holding period in the event of the disability (as such term is defined in the Internal Revenue Code) of a stockholder, (b) waive either of the Repurchase Caps (defined below) in the event of the death or disability (as such term is defined in the Internal Revenue Code) of a stockholder, (c) reject any request for repurchase for any reason, or (d) reduce the number of shares of our common stock allowed to be repurchased under the share repurchase program. Any shares repurchased in excess of the Quarterly Repurchase Cap (as defined below) as a result of the death or disability of a stockholder will be included in calculating the following quarter’s repurchase limitations.

We will repurchase shares of common stock under our repurchase program at a per-share price equal to our NAV per share as of the Applicable Quarter End (defined below), which will never be greater than the then-current NAV per share offering price of shares of our common stock sold in the primary offering and pursuant to the distribution reinvestment plan as of the Applicable Quarter End (defined below); provided, however, that during the offering period (including if we extend the offering period) shares will be repurchased at a price per share equal to $10.00.

We presently intend to limit the number of shares to be repurchased during any calendar quarter to the “Quarterly Repurchase Cap” which will equal the lesser of: (i) 1/4th of five percent of the number of shares of common stock outstanding measured as of the same date in the prior calendar year and (ii) the aggregate number of shares sold pursuant to our distribution reinvestment plan in the immediately preceding three months, which may be less than the Aggregate Repurchase Cap described below. Our board of directors retains the right, but is not obligated to, repurchase additional shares in any calendar quarter if, in its sole discretion, it determines that it is advisable to do so, provided that we will not repurchase in excess of 5% of the shares outstanding, measured as of the same date in the prior calendar year (referred to herein as the “Aggregate Repurchase Cap” and together with the Quarterly Repurchase Cap, the “Repurchase Caps”). Although we presently intend to repurchase shares pursuant to the above-referenced methodology, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan in any quarter are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds to repurchase shares of our common stock, up to the Aggregate Repurchase Cap. Such sources of funds could include cash on hand, cash available from borrowings, cash from the sale of shares pursuant to our distribution reinvestment plan in other quarters, and cash from liquidations of securities investments, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, or debt-related or other investments. Our board of directors has no obligation to use other sources of funds to repurchase shares of our common stock in any circumstances.

We intend to repurchase shares of our common stock quarterly under the program. However, we are not obligated to repurchase shares of our common stock under the share repurchase program. The board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program at any time if it determines that the funds available to fund the share repurchase program are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase program is in our best interest. If the board of directors decides to amend, suspend or terminate the share repurchase program, we will provide stockholders with no less than 30 days’ prior written notice. During a public offering, we will also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under the federal securities laws. Therefore, a stockholder may not have the opportunity to make a repurchase request prior to any potential amendment, suspension or termination of our share repurchase program.

Our share repurchase program will not continue after the capital return period. We have not redeemed any shares of our common stock as of March 30, 2011.

Holders

As of December 31, 2010 and March 30, 2011, we had 1,000 shares of common stock outstanding, held by one stockholder, the Advisor.

Distributions

We intend to make distributions on a monthly basis to stockholders of record as of the last business day of each month, beginning 45 days after the initial closing. Any distributions we make will be at the discretion of our board of directors. Until the net proceeds from our primary offering are fully invested and from time to time thereafter, we may not generate sufficient cash flow from operations or funds from operations to fully fund distributions. Therefore, some or all of our distributions may be paid from other sources, such as cash flows from financing activities, which may include borrowings (including borrowings secured by our assets), cash resulting from a waiver or deferral of fees otherwise payable to the advisor or its affiliates and the net proceeds of our primary offering. We have not established a cap on the amount of our distributions that may be paid from any of these sources.

We are required to make distributions sufficient to satisfy the requirements for qualification as a REIT for federal income tax purposes. Generally, income distributed will not be taxable to us under the Code if we distribute at least 90% of our taxable income, subject to certain adjustments, each year. Distributions will be authorized at the discretion of the board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. The board’s discretion will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements. Because we may receive income from interest or rents at various times during our fiscal year, and because our board may take various factors into consideration in setting distributions, distributions may not reflect our income earned in that particular distribution period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. Our organizational documents permit us to pay distributions from any source, including offering proceeds. We are authorized to borrow money, issue new securities or sell assets in order to make distributions.

Amounts available for distributions will be affected by any expenses, including any fees and distributions made to the advisor and any of its affiliates. The amounts available for distributions will also be affected by any repurchase payments made pursuant to our share repurchase program. The receipt of securities in lieu of cash distributions may cause stockholders to incur transaction expenses in liquidating the securities. It is not currently intended that the shares of our common stock will be listed on a national securities exchange, nor is it expected that a public market for the shares of common stock will develop.

Recent Sales of Unregistered Securities

In July 2010, we sold 1,000 shares of common stock to the Advisor at a price of $10.00 per share in a private offering exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Use of Proceeds from Registered Securities

On October 20, 2010, our Registration Statement on Form S-11 (File No. 333-167420), covering our initial public offering of up to 50,000,000 shares of common stock in our primary offering and up to 25,000,000 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $10.00 per share, was declared effective under the Securities Act. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and our distribution reinvestment plan. An initial purchase of our shares must generally be at least $1,000,000 per investor, unless we waive such minimum. We will take purchase orders, and investors’ funds will be held in an interest-bearing escrow account with Wells Fargo Bank, N.A., an independent third-party escrow agent, until we (i) receive purchase orders for at least 1,000,000 shares of our common stock and (ii) authorize the release to us of funds in the escrow account, at which time we will commence our operations. We refer to the period prior to the release of offering proceeds from escrow as the “escrow period.” If we do not sell a minimum of 1,000,000 shares of common stock in our primary offering within one year of the commencement of our primary offering, or October 20, 2011, we will terminate our offering and funds will promptly be returned to all subscribing investors with interest, except for the total amount of interest payable is lower than the costs and expenses to the company associated with any such payment (“de minimis interest”). Our primary offering will extend for a period of one year following the end of the escrow period. We refer to such one-year period, together with the escrow period, as the “offering period.”

Integrity Investments, Inc. (“Integrity” or the “primary dealer”) is a member firm of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and was organized in Florida in September 1992. Integrity is an independent third party, not affiliated with our advisor. Integrity will serve as the primary participating broker-dealer for our best efforts offering and may also authorize other broker-dealers that are FINRA members to sell our shares.

As of March 30, 2011, we have not satisfied the minimum offering requirements of our initial public offering and broken escrow and thus, we have not commenced formal operations. We do not have an obligation to reimburse the Advisor for any organization and offering expenses or to pay to the Dealer Manager selling commissions or dealer manager fees until we achieve our minimum offering requirements and break escrow.

As of March 30, 2011, we have not entered into any arrangements to acquire any specific property or to make or invest in any specific loan to make any other permitted investment.

ITEM 6.	SELECTED FINANCIAL DATA

We are a newly formed entity without any operating history. The following selected financial data are qualified by reference to and should be read in conjunction with our Financial Statements and Notes thereto as of December 31, 2010 and for the period from May 18, 2010 (inception) to December 31, 2010 and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2010
Operating Data:
Organizational expenses	$70,714
General and administrative expenses	$74,638
Net loss attributable to common stockholders	$(145,352)
Balance Sheet Data:
Cash and cash equivalents	$5,500
Total assets	$1,598,467
Total Liabilities	$1,733,819

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto as of December 31, 2010, and for the period ended December 31, 2010.

Overview

We were formed as a Maryland corporation on May 18, 2010 and we intend to operate in a manner that will allow us to qualify as a real estate investment trust, or ‘REIT,” under the Internal Revenue Code of 1986, as amended, which we refer to as the ‘Code,” commencing with the taxable year ending December 31, 2011. On June 9, 2010, we filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with our initial public offering of up to 75,000,000 in shares of our common stock, which was subsequently declared effective on October 20, 2010. As of December 31, 2010, and as of the date of this Annual Report on Form 10-K, we had not satisfied the minimum offering requirements of our initial public offering and broken escrow and thus, we had not commenced formal operations.

We intend to use the proceeds from this offering to originate and invest in high-quality commercial real estate loans and other debt investments secured primarily by cash-flowing properties located in the U.S. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire or originate target assets.

As of December 31, 2010, and as of the date of this Annual Report on Form 10-K, we have not entered into any arrangements to acquire or originate any specific assets with the proceeds from our primary offering. The number and type of assets we may acquire or originate will depend upon the number of shares sold and the resulting amount of the proceeds available for investment in target assets as well as market and other conditions.

We are not aware of any known trends or uncertainties material to our operations, other than national economic conditions and capital markets dislocations that have adversely affected commercial real estate lending.

Changes in interest rates may also impact our operations. During our investment stage, higher interest rates could benefit us by enabling us to originate loans with a higher coupon or, in the case of a loan acquisition, a higher cash yield. However, to the extent we finance asset acquisitions and originations with debt, higher interest rates may result in higher debt service costs which could reduce cash flow and distributions. Additionally, an increase in interest rates after we terminate this offering and have fully invested the proceeds from our offering could cause the value of our assets to decline because purchasers using debt to finance acquisitions will have higher debt service costs and will not be able to pay as high a price. As a result, an increase in interest rates after we have fully invested the proceeds of our offering could reduce the overall return our stockholders may earn on their investment in our shares.

Our advisor also may, but is not required to, establish reserves from gross offering proceeds from cash flow generated by performing assets or from non-liquidating net sale proceeds from the sale of our assets. Currently, we do not plan to designate any of our offering proceeds as working capital reserves.

The proceeds of our offering will provide funds to enable us to originate and purchase target assets. We intend to finance our target assets with borrowings under a warehouse or other similar facility. If our offering is not fully sold, our ability to diversify our investments may be diminished. Should we sell only a small percentage of our maximum offering our operations and ability to purchase and originate a broadly diverse portfolio of target assets may be limited. Further, additional risks may arise from a less diverse portfolio, which may cause lower dividend distributions.

We intend to make an election under Section 856(c) of the Internal Revenue Code to be taxed as a REIT under the Internal Revenue Code for the taxable year ended December 31, 2011. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our after-tax net income.

We believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes. We will monitor the various qualification tests that we must meet to maintain our status as a REIT. Ownership of our shares will be monitored to ensure that no more than 50% in value of our outstanding shares is owned, directly or indirectly, by five or fewer individuals at any time after the first taxable year for which we make an election to be taxed as a REIT. We will also determine, on a quarterly basis, that the gross income, asset and distribution tests as described in the section of this Annual Report on Form 10-K entitled “Risks Related to Our Taxation as a REIT” are met.

Liquidity and Capital Resources

Our principal demand for funds will be to originate and acquire target assets, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through our distribution reinvestment plan. There may be a delay between the sale of shares of our common stock and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Further, we intend to have a repurchase facility or a term credit facility to finance the acquisition of our assets, consistent with our leverage policies. We have identified several potential lenders to provide such facilities, however, our discussions have not yet resulted in any definitive commitments on the part of the lenders and there can be no assurance that we will receive such commitments.

The advisor, subject to the oversight of its investment committee, will evaluate potential investments and will engage in negotiations with borrowers, loan sellers and lenders on our behalf. Pending investment in target assets, we may decide to temporarily invest any unused proceeds from the offering in certain investments that could yield lower returns than those earned on target assets. These lower returns may affect our ability to make distributions to our stockholders.

Results of Operations

As of the date of this Annual Report on Form 10-K, we have commenced no significant operations because we are in our organizational and early phases of our development stage. No formal operations will commence until we have sold at least 1,000,000 shares of our common stock to the public at a price of $10.00 per share.

Inflation

Increases in the costs of owning and operating the properties securing our debt investments due to inflation could reduce the net operating income of the properties to the extent such increases are not reimbursed or paid by their tenants. Should we be required to hold or dispose of our assets during a period of inflation, our overall return may be reduced. See “Risk Factors—Risks Related to Investments in Real Estate—Inflation may inhibit our ability to conduct our business and acquire or dispose of target assets or debt financing at attractive prices, and our stockholders’ overall return may be reduced.” Some of the leases at the properties securing our debt may require the tenants to pay certain taxes and operating expenses, either in part or in whole, or may provide for separate real estate tax and operating expense reimbursement escalations over a base amount. In addition, some of the leases at the properties securing our debt may provide for fixed base rent increases or indexed increases. As a result, some inflationary increases in costs may be at least partially offset by the contractual rent increases and operating expense reimbursement provisions or escalations. A reduction of net operating income of the properties securing our debt investments may make it more difficult for our borrowers to make interest payments to us, thus potentially reducing our net income. In such a case, we may be unable to repay our loans which could have a materially adverse effect on our results of operations.

Critical Accounting Policies

General

We discuss below the accounting policies we believe will be critical once we commence operations. We consider these policies to be critical because they require our management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments will affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Different management judgments or interpretations of facts and circumstances could result in materially different amounts reported in the financial statements and could impact the choice of accounting policies. Additionally, other companies may utilize different estimates and policies that may impact comparability of our results of operations to those of companies in similar businesses.

Money Market Investments and Repurchase Agreements

Based on their anticipated short term nature, these instruments will be recorded at carrying value plus accrued interest.

Commercial Mortgage-Backed Securities

Investments will be classified as trading and marked to market. Changes in market value will be recorded through earnings.

Loans Held for Investment

Investments in commercial loans will be classified as held-for-investment based on our intent and ability to hold these investments to maturity. Loans will be stated at the principal amount outstanding, net of deferred loan fees and costs. Interest income will be recognized using the interest method or a method that approximates a level rate of return over the loan term. Net deferred loan fees and origination and acquisition costs will be recognized in interest income over the loan term as yield adjustment. Loans that we plan to sell or liquidate in the near term will be held at the lower of cost or fair value.

We must periodically evaluate each of our loans for possible impairment. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan were determined to be impaired, we would write down the loan through a charge to the provision for loan losses. Impairment on these loans is measured by comparing a valuation based on discounted cash-flows to the carrying value of the respective loans. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plans, loans sponsorship, actions of other lenders and other factors deemed necessary by management. Actual losses, if any, could ultimately differ from these estimates.

Debt-Related Investments

Mezzanine and B-note investments are considered to be held-for-investment based on our intent and ability to hold these investments to maturity. Accordingly, these assets are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments and unfunded commitments unless such investments are deemed impaired. Interest income will be recognized using the interest method or a method that approximates a level rate of return over the investments term. Investments that we plan to sell or liquidate in the near term will be held at the lower of cost or fair value.

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

For derivative instruments designated as fair value hedges and that qualify for hedge accounting treatment, changes in fair value will be recorded in earnings along with the change in the fair value of the hedged item attributable to the risk being hedged. For derivative instruments designated as cash flow hedges, the changes in fair value of the derivative instrument that effectively offset changes in the expected future cash flows of the forecasted transactions are initially reported as other comprehensive income (loss) in the statement of equity until the hedged forecasted transaction affects earnings. The ineffective portion of the change in value of a derivative instrument in a cash flow hedge, if any, is charged directly to earnings when the measurement of hedge ineffectiveness is performed. The change in fair value of derivatives not qualifying for hedge accounting treatment will be recorded through earnings.

REIT Compliance

In order to qualify as a REIT for tax purposes, we will be required to distribute at least 90% of our taxable income, subject to certain adjustments, to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.

Distributions

We expect to pay a monthly distribution based primarily on realized net income and all or a portion of any loan amortization received. We expect to calculate our monthly distributions based upon monthly record dates. We expect to declare and pay our first distribution 45 days after the initial closing. To maintain our qualification as a REIT, we are required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income. REIT taxable income is computed, subject to certain adjustments, without regard to the dividends-paid deduction and excludes net capital gain. Further, REIT taxable income does not necessarily equal net income as calculated in accordance with GAAP. Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. We may pay distributions from any source, including proceeds from our primary offering, borrowings and the sale of assets. Distributions may constitute a return of capital. We have not established a minimum distribution level, and any distributions we make will be at the discretion of our board of directors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to interest rate changes primarily as a result of debt used to maintain liquidity and finance our investment portfolio. We may seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use interest rate swaps, caps, floors, or similar hedging or derivative transactions or arrangements, to hedge exposures to changes in interest rates on loans secured by our assets or otherwise. Also, we will be exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, the advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on our stockholders investment may be reduced. Our board of directors has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm and financial statements listed in the accompanying index are included in Item 15 of this Annual Report on Form 10-K. See Index to Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Under the direction of our President and Chief Investment Officer (Principal Executive Officer) and Chief Financial Officer and Chief Operating Officer (Principal Financial Officer), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in

Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the “Exchange Act”)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving failure of persons within FundCore Institutional Income Trust Inc. or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our President and Chief Investment Officer and Chief Financial Officer and Chief Operating Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective at the reasonable assurance level.

(b) Internal Control Over Financial Reporting. This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of the filing of this Annual Report on Form 10-K, our directors and executive officers, their ages and their positions and offices are as follows:

Name	Age	Position
Steven A. Ball	52	President, Chief Investment Officer & Director
Lee J. Taragin	45	Chief Financial Officer & Chief Operating Officer
Michael C. Vessels	54	Executive Vice President & Secretary
Christopher T. Anderson	65	Director*
Leonard W. Cotton	61	Director*

*	Denotes director who is not affiliated with our advisor, and is independent under our independence standards.

Steven A. Ball, age 52, serves as our President and Chief Investment Officer and is a member of our board of directors as well as a manager of our advisor and a member of its investment committee. Prior to co-founding our sponsor in August 2009, Mr. Ball spent 22 years at Merrill Lynch & Co., Inc., which is not an affiliate of the company, where he most recently served as a Managing Director and head of the firm’s securitized commercial mortgage lending/mezzanine lending platform, Merrill Lynch Mortgage Lending (“MLML”) from September 2000 through February 2009 with responsibility for all aspects of the CMBS business in the U.S., Canada and Japan. While at MLML, Mr. Ball participated in the origination of almost $44 billion of commercial real estate loans since January 1, 2002, helping Merrill Lynch to become one of the top CMBS loan contributors and bookrunners domestically, including becoming one of the largest CMBS lenders in Canada. During this period, Mr. Ball also participated in over 100 CMBS transactions totaling almost $200 billion. As head of MLML, Mr. Ball was a member of the credit committee, which committee included senior managers of MLML and of the broader firm, and which committee made final loan origination decisions. At the peak of activity in 2007, Mr. Ball led a team of 133 professionals and managed an average balance sheet of approximately $6 billion of CMBS bonds and loans. Mr. Ball joined Merrill Lynch in 1987 and began his career as an analyst in a quantitative fixed income group concentrating on mortgages. He later moved on to mortgage sales, becoming a senior mortgage salesperson and national product manager for all mortgage products, with the responsibility for covering some of the largest mortgage money managers in the U.S. Prior to joining Merrill Lynch, Mr. Ball was an originator at Chemical Bank in the Oil and Gas/Real Estate private placement group for high net worth individuals. Before moving to Wall Street, he was a piping and instrumentation design engineer and served in a business generating capacity for Combustion Engineering, a worldwide engineering, design and construction firm. Mr. Ball earned a B.S. in Chemical Engineering, a B.A. in Finance and an M.B.A. from Rutgers University. He is currently an active member of the board of directors for the Daniel Jordan Fiddle Foundation, a volunteer non-profit organization. We believe that Mr. Ball’s expertise in areas such as commercial real estate lending, fixed income/capital markets, and mortgage research and sales will be critical to our success, which led to the conclusion that Mr. Ball should serve as one of our directors. We further believe that his substantial management experience will be tremendously beneficial to us and makes him well-suited to serve on our board.

Lee J. Taragin, age 45, serves as our Chief Financial Officer and Chief Operating Officer. Prior to joining our sponsor in October 2009, Mr. Taragin spent approximately 17 years at Merrill Lynch, where he most recently served as a First Vice President and Senior Financial Officer, from February 2007 through October 2009, providing finance support to a number of trading desks with particular focus on the mortgage and commercial businesses. From March 2002 through February 2007, Mr. Taragin was a Director in the Mortgage Integrated Support Services group, where he also provided finance support for various mortgage and commercial businesses. Prior to joining Merrill Lynch, in 1993, Mr. Taragin worked for three years respectively at Credit Suisse and PriceWaterhouseCoopers as a senior auditor and accountant. Mr. Taragin is a CPA, with an M.B.A. from New York University—Stern School of Business and a B.A. from Yeshiva University.

Michael C. Vessels, age 54, serves as our Executive Vice President and Secretary. Prior to joining our sponsor in August 2009, Mr. Vessels was founder and managing principal of CMC Management, LLC a real estate development and investment firm formed in June 2005. Prior to CMC Management, Mr. Vessels spent 10 years at AIM Management Group, where he was Senior Vice President and Global Partner. While at AIM, his primary responsibilities included National Sales Management and serving as Director of the Key Account Group. Prior to joining AIM, Mr. Vessels spent 5 years at Putnam Investments as Senior Vice President, Eastern Regional Manager and wholesaler responsible for the Financial Institutions Division. Mr. Vessels has been involved with the distribution of financial products for over 20 years, and holds a B.S. in Marketing from Montana State University.

Christopher T. Anderson, age 65, is a Managing Director at Hillstead Partners (a position he began in November 2009 and currently holds), a private equity management firm, and he also maintains an independent consulting practice, Anderson Insights, LLC (which he began in July 2008 and currently maintains), specializing in the insurance industry, neither of which are affiliates of the company. His focus at Hillstead is on investments made by insurers. In his consulting practice, he advises rating agency, broker-dealer, investment management and other clients in their interactions with the insurance industry and others. From February 1987 until June 2008 he was associated with Merrill Lynch Global Markets & Investment Banking and related Merrill Lynch entities, none of which are affiliates of the company, serving for nearly 20 years as its specialist in the investments of the insurance industry. Among other responsibilities in this capacity, Mr. Anderson worked with senior insurance industry executives to counsel them in quantifying and improving investment performance. Immediately before beginning his work in the insurance industry, he founded and managed a group of highly quantitative analysts located in each Merrill Lynch institutional office in the US and UK who were responsible for delivering the firm’s most advanced analytical tools to its largest and most sophisticated clients. He was also instrumental in developing and delivering the firm’s groundbreaking fixed-income performance measurement service that was developed for insurance industry clients. Mr. Anderson has also presented frequently at insurance industry conferences presented by their industry associations. Over the years he has collaborated on some of the most challenging issues of the day such as jointly chairing a technical group that advised the National Association of Insurance Commissioners (“NAIC”) on reserving for assets, and he led the group that developed a method for quantifying the potential risks of Residential Mortgage Backed Securities, also for the NAIC. Immediately before joining Merrill Lynch, Mr. Anderson was the head of the US Government Bond Sales Department at Continental Bank (Chicago) from 1985–1987. His first position following graduate school was with Bankers Trust, New York, where he served in a number of sales, sales management, liability management and other positions, including as head of their US Government Bond Sales Department. Mr. Anderson served in the US Army for three years and left the Army as a First Lieutenant. He has done graduate work in finance, accounting and marketing at the Booth Chicago, from which he has a M.B.A., and at the Stern School of New York University. His undergraduate degree is from Brown University and he received his Chartered Financial Analyst designation in 1993. We believe Mr. Anderson’s significant capital markets and investment advisory expertise will be tremendously beneficial to us, which led to the conclusion that Mr. Anderson should serve as one of our directors. We intend to rely on this experience in assessing, evaluating and optimizing market opportunities.

Leonard W. Cotton, age 61, is the former Vice Chairman of Centerline Capital Group (a position he held from August 2006 to November 2008) and the former President of the Commercial Real Estate Finance Council, or CREFC (a position he held from January 2008 to December 2008), neither of which are affiliates of the company. Mr. Cotton previously served as Chairman and CEO of ARCap (a position he held from January 1996-August 2006), a real estate finance company acquired by Centerline in 2006, and Chairman and CEO of ARCap’s predecessor REMICap neither of which are affiliates of the company. During his tenure at ARCap, Mr. Cotton was instrumental in establishing ARCap as a nationally recognized CMBS investor in subordinated bonds, or B-Pieces. Mr. Cotton formerly was a principal in Harbour Realty Advisors (“Harbour”), which is not an affiliate of the company, a real estate related special situation investment and commercial property management entity. Prior to joining Harbour in 1992, Mr. Cotton was engaged in a number of real estate related entrepreneurial endeavors, including acting as consultant on real estate workout strategies and the development of high-end residential property. He started his career in 1972 with Citibank, working in commercial real estate lending and workout, including a term managing a US$250-million real estate investment business in Sydney, Australia. He received a Master of Business Administration from Columbia University and a Bachelor of Arts from Bowdoin College. He is a member of the CMSA Board of Governors and Executive Committee, the Mortgage Bankers Association and a former board member of the Real Estate Roundtable. He served as a Senior Advisor to Century Atlantic Capital Management, a now closed hedge fund in Connecticut. Mr. Cotton also serves on the Board of Trustees of Bowdoin College, is a Chairman of the Board of Future 5, a youth services organization in Stamford, CT, and is active in the Congregational Church of New Canaan, CT. We believe Mr. Cotton’s 38 years of experience in various aspects of commercial real estate including lending, equity investment and development will be of significant benefit to us, which led to the conclusion that Mr. Cotton should serve as one of our directors. We expect to rely on this experience in evaluating certain investment opportunities.

Code of Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics, which applies to all employees, officers and directors. Additionally, our board of directors has adopted a Code of Ethics for our President and Senior Financial Officers. Copies of the Code of Business Conduct and Ethics and the Code of Ethics for our President and Senior Financial Officers are included as exhibits to this Annual Report on Form 10-K. Our board of directors must approve any amendment to or waiver of the Code of Business Conduct and Ethics as well as the Code of Ethics for our President and Senior Financial Officers. We presently intend to disclose amendments and waivers, if any, of the Code of Business Conduct and Ethics and the Code of Ethics for our President and Senior Financial Officers on our website at http://www.fundcoreinvestments.com; however, if we change our intention, we will file any amendments or waivers with a current report on Form 8-K.

Our audit committee is comprised of Messrs. Anderson and Cotton, both of whom are independent directors. Our board of directors has determined that Mr. Anderson, the chairman of the audit committee, is the audit financial expert.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Directors

We pay each of our independent directors $10,000 per quarter plus $2,500 for each board of directors or committee meeting attended in person and $1,000 for each board of directors or committee meeting attended by telephone. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of our board of directors or of our committees. If a director is also one of our officers, we will not pay additional compensation for services rendered as a director.

We also pay a $5,000 annual retainer (to be prorated for a partial term) to the chairperson of our audit committee.

Director Compensation Table

The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2010.

Name	Fees Earned	Total (1)
Steven A. Ball	—	—
Christopher T. Anderson	$12,500	$12,500
Leonard W. Cotton	$12,500	$12,500

(1)	No other compensation was paid or issued to our directors during the fiscal year ended December 31, 2010.

Compensation Discussion and Analysis

Because our Advisory Agreement provides that our Advisor will assume principal responsibility for managing our affairs, our officers, in their capacities as such, do not receive compensation directly from us. However, in their capacities as officers or employees of our Advisor or its affiliates, they will devote such portion of their time to our affairs as is required for the performance of the duties of our Advisor under the Advisory Agreement. Our Advisor has informed us that, because the services performed by its officers or employees in their capacities as such may not be performed exclusively for us, it cannot segregate and identify that portion of the compensation awarded to, earned by or paid to our executive officers by the Advisor or its affiliates that relates solely to their services as our executive officers, other than any compensation paid to them in the future in the form of equity interests in us.

We have not paid any compensation to the Advisor or its affiliates. See “Item 13. Certain Relationships and Related Transactions” and Note 4 to the financial statements included in “Item 8. Financial Statements and supplementary Data” for a summary of the fees and expenses we expect to pay to the Advisor and other affiliates.

Compensation Committee Report

We do not currently have a compensation committee, however, our compensation committee, if formed, would be comprised entirely of independent directors. In lieu of a formal compensation committee, our two independent directors perform an equivalent function. Our independent directors have reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K (“CD&A”) with management. Based on the independent directors’ review of the CD&A and their discussions of the CD&A with management, the independent directors recommended to the board of directors, and the board of directors has approved, that the CD&A be included in this Annual Report on Form 10-K.

INDEPENDENT DIRECTORS:

Christopher T. Anderson
Leonard W. Cotton

The foregoing report shall not be deemed to be “soliciting material” or incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of the date of this Annual Report on Form 10-K for (1) each person or group that holds more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers and (4) all of our directors and executive officers as a group. To our knowledge, each person that beneficially owns our shares has sole voting and dispositive power with regard to such shares. As of the date of this Annual Report on Form 10-K, we had one stockholder of record and 1,000 shares of common stock outstanding.

	Shares Beneficially Owned
Name of Beneficial Owner (1) (2) (3)	Number of Shares Beneficially Owned	Percentage of All Shares (%)
FundCore Advisor LLC	1,000	100
Steven A. Ball	1,000	100
Lee J. Taragin	—	—
Michael C. Vessels	—	—
Christopher T. Anderson	—	—
Leonard W. Cotton	—	—
All directors and executive officers as a group (5 persons)	1,000	100

(1)	The address of each beneficial owner is One World Financial Center, 30th Floor, New York, New York, 10281.
(2)	Except as otherwise indicated below, each beneficial owner has the sole power to vote and dispose of all common stock held by that beneficial owner. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act.
(3)	FundCore Real Estate LLC is the parent of the advisor and the sponsor of our primary offering. Steven A. Ball, Kevin M. Davis, Robert S. Kukulka and John M. Mulligan presently own, directly or indirectly, 100% of the voting interests and 51% of the economic interests in the sponsor, which owns the advisor, and the sponsor and the advisor are jointly controlled by Messrs. Ball, Davis, Kukulka and Mulligan. Mr. Ball may be deemed to beneficially own the 1,000 shares of our common stock held by the advisor. Mr. Ball disclaims beneficial ownership of such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Advisory Agreement

We have entered into an advisory agreement with our advisor pursuant to which our advisor performs the day-to-day management of our operations. The advisory agreement requires our advisor to manage our business affairs in conformity with the investment guidelines and other policies that are approved and monitored by our board of directors. Our advisor’s role as advisor is under the supervision and direction of our board of directors.

Advisory Services

Our advisor will be responsible for (1) the selection, purchase or origination, and sale of our portfolio investments, (2) our financing activities, and (3) providing us with investment advisory services. Our advisor will be responsible for our day-to-day operations and will perform (or will cause to be performed) such services and activities relating to our assets and operations as may be appropriate, which may include, among other things and without limitation, the following:

•	serving as our consultant with respect to the periodic review of the investment guidelines and other parameters for our investments, financing activities and operations;

•

investigating, analyzing and selecting possible investment opportunities and acquiring or originating, financing, retaining, selling, restructuring or disposing of investments consistent with the investment guidelines;

•

with respect to prospective purchases, sales or exchanges of investments, conducting negotiations on our behalf with sellers, purchasers and brokers and, if applicable, their respective agents and representatives;

•	negotiating and entering into, on our behalf, repurchase agreements, interest rate swap agreements and other agreements and instruments required for us to conduct our business;

•

engaging and supervising, on our behalf and at our expense, independent contractors that provide investment banking, securities brokerage, mortgage brokerage, other financial services, due diligence services, underwriting review services, legal and accounting services, and all other services (including transfer agent and registrar services) as may be required relating to our operations or investments (or potential investments);

•	coordinating and managing operations of any joint venture or co-investment interests held by us and conducting all matters with the joint venture or co-investment partners;

•	providing executive and administrative personnel, office space and office services required in rendering services to us;

•

administering the day-to-day operations and performing and supervising the performance of such other administrative functions necessary to our management as may be agreed upon by our advisor and our board of directors, including, without limitation, the collection of revenues and the payment of our debts and obligations and maintenance of appropriate computer services to perform such administrative functions;

•

evaluating and recommending to our board of directors hedging strategies and engaging in hedging activities on our behalf, consistent with such strategies as so modified from time to time, with our qualification as a REIT and with our investment guidelines;

•

monitoring the operating performance of our investments and providing periodic reports with respect thereto to the board of directors, including comparative information with respect to such operating performance and budgeted or projected operating results;

•

investing and reinvesting any moneys and securities of ours (including investing in short-term investments pending investment in other investments, payment of fees, costs and expenses, or payments of dividends or distributions to our stockholders and partners) and advising us as to our capital structure and capital raising;

•

handling and resolving all claims, disputes or controversies (including all litigation, arbitration, settlement or other proceedings or negotiations) in which we may be involved or to which we may be subject arising out of our day-to-day operations (other than with our advisor or its affiliates), subject to such limitations or parameters as may be imposed from time to time by the board of directors;

•	providing us with portfolio management;

•

arranging marketing materials, advertising, industry group activities (such as conference participations and industry organization memberships) and other promotional efforts designed to promote our business; and

•

performing such other services as may be required from time to time for management and other activities relating to our assets and business as our board of directors shall reasonably request or our advisor shall deem appropriate under the particular circumstances.

Fees and Other Compensation to the Advisor and its Affiliates

A transaction involving the purchase or origination and sale of targeted assets may result in the receipt of fees and other compensation by the advisor and its affiliates, including origination fees and asset management fees. None of the agreements that provide for fees and other compensation to the advisor and its affiliates will be the result of arm’s length negotiations. The asset management fee payable to our advisor is based upon the cost of assets we acquire and to the extent there is a decline in the value of our assets, the asset management fee could be significantly in excess of 1.0% of the value of our assets.

Subject to oversight by our board of directors, the advisor has considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, the advisor may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that such fees and other amounts will generally be payable to the advisor and its affiliates regardless of the quality of the debt investments acquired or the services provided to us.

Each transaction we enter into with the advisor or its affiliates is subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and any affiliate.

Conflicts of Interest

The Advisor and certain of our other affiliates are subject to conflicts of interest in connection with the management of our business affairs, including the following:

•

The managers, directors, officers and other employees of the Advisor, its affiliates and related parties, must allocate their time between advising us and managing various other real estate programs and projects and business activities in which they may be involved, which may be numerous and may change as programs are closed or new programs are formed;

•

We may enter into investment opportunities with certain affiliates of the Advisor (if approved by a majority of our board of directors, including a majority of the independent directors, not otherwise interested in the transaction, as being fair and reasonable to us); and

•	The compensation payable by us to the Advisor and other affiliates may not be on terms that would result from arm’s length negotiations between unaffiliated parties;.

The independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise.

Conflict Resolution Procedures

We are subject to potential conflicts of interest arising out of our relationship with the Advisor and its affiliates. These conflicts may relate to compensation arrangements, the allocation of investment opportunities, our anticipated acquisition of assets from affiliates of the Advisor, the terms and conditions on which various transactions might be entered into by us and the Advisor or its affiliates and other situations in which our interests may differ from those of the Advisor or its affiliates.

Our independent directors, acting as a group, will resolve potential conflicts of interest whenever they determine that the exercise of independent judgment by the board of directors or the Advisor or its affiliates could reasonably be compromised. However, the independent directors may not take any action which, under Maryland law, must be taken by the entire board or which is otherwise not within their authority. The independent directors, as a group, are authorized to retain their own legal and financial advisors. Those conflict of interest matters that cannot be delegated to the independent directors, as a group, under Maryland law must be acted upon by both the board of directors and the independent directors.

Independent Directors

Our independent directors, acting as a group, will resolve potential conflicts of interest whenever they determine that the exercise of independent judgment by the board of directors or our advisor, its affiliates and related parties could reasonably be compromised. However, the independent directors may not take any action which, under Maryland law, must be taken by the entire board or which is otherwise not within their authority. The independent directors, as a group, are authorized to retain their own legal and financial advisors. Among the matters we expect the independent directors to review and act upon are:

•	The continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement and the agreement with the primary dealer;

•	Transactions with affiliates (including our directors and officers) and certain other related parties; and

•	Pursuit of a potential liquidity event.

Those conflict of interest matters that cannot be delegated to the independent directors, as a group, under Maryland law must be acted upon by both the board of directors and the independent directors.

Director Independence

We have a total of three directors on our board of directors, two of whom are independent. Our full board of directors has determined that each of Messrs. Christopher T. Anderson and Leonard W. Cotton are independent within the meaning of the applicable (i) provisions set forth in our charter, (ii) requirements set forth in the Exchange Act and the applicable Commission rules, and (iii) although our shares are not listed on the New York Stock Exchange (the “NYSE”), independence rules set forth in the NYSE Listed Company Manual. Our board applies the NYSE rules governing independence as part of its policy of maintaining strong corporate governance practices.

Our charter defines an “independent director” as a person who has not been, directly or indirectly, associated with the Sponsor or the Advisor within the previous two years by virtue of:

•	ownership interests in the Sponsor, the Advisor or any of their affiliates;

•	employment by the Sponsor, the Advisor or any of their affiliates;

•	service as an officer or director of the Sponsor, the Advisor or any of their affiliates;

•	performance of services, other than as a director for us;

•	service as a director of more than three real estate investment trusts organized by the Sponsor or advised by the Advisor; or

•	maintenance of a material business or professional relationship with the Sponsor, the Advisor or any of their affiliates.

We currently have an audit committee, which is comprised solely of our independent directors, Messrs. Anderson and Cotton. We do not yet have a nominating committee or compensation committee. However, we intend that our nominating and compensation committees, if formed, would be comprised entirely of independent directors. In lieu of formal nominating and compensation committees, our two independent directors perform an equivalent function.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

Audit Fees

Total fees for audit services rendered by KPMG LLP for the period from our inception on May 18, 2010 to December 31, 2010 were $63,820 and all fees were determined to be Audit Fees. Audit Fees consisted of fees for professional services performed in connection with the audits of our financial statements and review of documents filed with the Securities and Exchange Commission.

Audit-Related Fees

For the year ended December 31, 2010, we did not incur any “Audit-Related Fees,” which refers to fees for assurance and related services rendered by KPMG LLP that are reasonably related to the performance of an audit or review of the financial statements.

Tax Fees

For the year ended December 31, 2010, we did not incur any “Tax Fees,” which generally consist of professional services performed by KPMG LLP in connection with tax compliance, tax advice and tax planning.

All Other Fees

For the year ended December 31, 2010, we did not incur any fees for professional services rendered by KPMG LLP other than the Audit Fees described above.

The audit committee of our board of directors has considered all services provided by the independent registered public accounting firm to us and concluded this involvement is compatible with maintaining the auditors’ independence.

The audit committee of our board of directors intends to develop a policy for the pre-approval of all audit and permissible non-audit services to be provided by our independent registered public accounting firm. This policy would be subject to certain guidelines and pre-approved services that, in the judgment of management and the auditor, would not violate the auditor’s independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules.

Reference is made to the “Index to Financial Statements” on page F-1 of this Annual Report on Form 10-K and the Financial Statements included herein, beginning on page F-2.

All other financial statement schedules are not required under the related instructions, or they have been omitted either because they are not significant, or because the required information has been disclosed in the financial statements and the notes related thereto.

(b)	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Amendment and Restatement, dated October 5, 2010. Incorporated by reference to Exhibit 3.1 to Pre-effective Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-167420), filed with the SEC on October 5, 2010.

3.2	Bylaws. Incorporated by reference to Exhibit 3.2 to Pre-effective Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-167420), filed with the SEC on October 5, 2010.

4.1	Form of Subscription Agreement with Consent to Electronic Delivery Form. Incorporated by reference to Appendix A to Prospectus included in Post-effective Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-167420) filed with the SEC on March 30, 2011.

4.2	Distribution Reinvestment Plan. Incorporated by reference to Appendix B to Prospectus included in Post-effective Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-167420) filed with the SEC on March 30, 2011.

4.3	Share Repurchase Program, adopted October 4, 2010. Incorporated by reference to Exhibit 4.4 to Pre-effective Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-167420), filed with the SEC on October 5, 2010.

10.1	Amended and Restated Advisory Agreement, dated October 18, 2010, between FundCore Institutional Income Trust Inc. and FundCore Advisor LLC. Incorporated by reference to Exhibit 10.1 to Pre-effective Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-167420), filed with the SEC on October 20, 2010.

10.2	Form of Indemnification Agreement entered into between FundCore Institutional Income Trust Inc. and each of the following persons dated October 18, 2010: Steven A. Ball, Lee J. Taragin, Michael C. Vessels, Christopher T. Anderson and Leonard W. Cotton. Incorporated by reference to Exhibit 10.2 to Pre-effective Amendment No. 3 to Registration Statement on Form S-11 (File No. 333- 167420), filed with the SEC on October 5, 2010.

10.3	Subscription Escrow Agreement, dated October 20, 2010, between FundCore Institutional Income Trust, Inc. and Wells Fargo Bank, N.A., as escrow agent. Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the SEC on December 6, 2010.

31.1*	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NUMBER	DESCRIPTION
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

FundCore Institutional Income Trust Inc.:

We have audited the accompanying balance sheet of FundCore Institutional Income Trust Inc. (the “Company”) as of December 31, 2010, and the related statements of operations, equity, and cash flows for the period from May 18, 2010 (Inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FundCore Institutional Income Trust Inc. as of December 31, 2010, and the results of its operations and its cash flows for the period from May 18, 2010 (Inception) through December 31, 2010 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

March 30, 2011

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

(A MARYLAND CORPORATION)

BALANCE SHEET

DECEMBER 31, 2010

ASSETS
Cash and cash equivalents	$5,500
Prepaid expense	3,200
Deferred offering costs	1,589,767

Total Assets	$1,598,467

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accruals	$57,283
Due to affiliates	1,676,536

Total Liabilities	$1,733,819

Equity:
Stockholder’s Equity
Common stock, $0.01 par value, 75,000,000 shares authorized, 1,000 shares issued and outstanding	10
Additional paid-in capital	9,990
Accumulated deficit	(145,352)

Total Stockholder’s Equity	(135,352)

Total Liabilities and Equity	$1,598,467

The accompanying notes are an integral part of these financial statements.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

(A MARYLAND CORPORATION)

STATEMENT OF OPERATIONS

For the period from May 18, 2010 (Inception) through December 31, 2010

EXPENSES
Organization expenses	$70,714
General and administrative expenses	74,638

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDER	$(145,352)

The accompanying notes are an integral part of these financial statements.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

(A MARYLAND CORPORATION)

STATEMENT OF EQUITY

For the period from May 18, 2010 (Inception) through December 31, 2010

	Stockholder’s Equity				Total Equity
	Common Shares		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount
Initial capital contributed	1,000	$10	$9,990	$—	$10,000
Net loss for the period from May 18, 2010 (Inception) through December 31, 2010	—	—	—	(145,352)	(145,352)

Balance at December 31, 2010	1,000	$10	$9,990	$(145,352)	$(135,352)

The accompanying notes are an integral part of these financial statements.

FUNDCORE INSTITUTIONAL INCOME TRUST INC

(A MARYLAND CORPORATION)

STATEMENT OF CASH FLOW

For the period from May 18, 2010 (Inception) through December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(145,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in due to affiliates, organizational expenses	70,714
Increase in due to affiliates, general and administrative expenses	16,055
(Increase) in prepaid expense	(3,200)
Increase in accounts payable	57,283

Net cash used in operating activities	(4,500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	10,000

Net cash provided by financing activities	10,000
NET INCREASE IN CASH AND EQUIVALENTS	5,500
CASH AND CASH EQUIVALENTS, at Inception	—

CASH AND CASH EQUIVALENTS, at end of period	$5,500

Supplemental Disclosure of Non-Cash Information:
Deferred offering costs due to affiliates	$1,589,767

The accompanying notes are an integral part of these financial statements.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

1. ORGANIZATION

FundCore Institutional Income Trust Inc. (the “Company”) is a newly organized Maryland corporation formed on May 18, 2010.

The Company was formed to originate and invest in high-quality commercial real estate loans and other debt investments secured primarily by cash-flowing properties located in the U.S. Such assets are collectively referred to as the Company’s “target assets.” As of the date of the financial statements, the Company does not own any interest in any target assets. The Company’s primary investment objectives are preserving and protecting its stockholders’ capital, providing current income to its stockholders in the form of monthly cash distributions, and returning capital to stockholders during the capital return period as defined in the registration statement.

The Company intends to operate in a manner that will allow it to qualify as a real estate investment trust, or “REIT,” for federal income tax purposes commencing with its taxable year ending December 31, 2011. In July 2010, the Company sold 1,000 shares of common stock to FundCore Advisor LLC (the “Advisor”) at a price of $10.00 per share.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments purchased with original maturities of three months or less.

Prepaid Expense

Prepaid expense consists of an escrow fee paid, and will be amortized to general and administrative expenses over the one year term of the escrow period.

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

The escrow period is defined as the period of time investors’ funds will be held in an interest-bearing escrow account with Wells Fargo Bank, N.A., an independent third-party escrow agent, until the Company (i) receive purchase orders for at least 1,000,000 shares of its common stock and (ii) authorizes the release to the Company of funds in the escrow account, at which time the Company will commence its operations. Funds in escrow will be invested in short-term investments that can be readily sold or otherwise disposed of for cash without any significant risk of dissipation of the offering proceeds invested. If the Company does not sell a minimum of 1,000,000 shares of common stock in our primary offering within one year of the commencement of the offering, or October 20, 2011, it will terminate the offering and funds will promptly be returned to all subscribing investors with interest, except for de minimis interest. Even if the Company sells the minimum of 1,000,000 shares of common stock in our primary offering within one year of the commencement of the offering, interest will be paid on all escrowed funds unless (i) the minimum offering amount is achieved on the first day the Company commences the offering or (ii) the total amount of interest payable is lower than the costs and expenses to the Company associated with any such payment, which we refer to as “de minimis interest.” The Company’s primary offering will extend for a period of one year following the end of the escrow period.

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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts and their respective tax basis. A valuation allowance is established for uncertainties relating to realization of deferred tax assets. As of December 31, 2010 the Company had deferred tax assets totaling $55,234 related to temporary differences for our organizational and pre-operational general and administrative costs which are capitalized for tax purposes. A valuation allowance was recorded on these deferred tax assets due to current uncertainty of realization.

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

Integrity Investments, Inc. (“Integrity” or the “Primary Dealer”) will serve as the primary participating broker-dealer in connection with the Offering. The Offering is a best efforts offering, which means that the Primary Dealer is not required to sell any specific number or dollar amount of shares of common stock in the offering but will use its best efforts to sell the shares of common stock. The Offering is a continuous offering that will end no later than two years from the date of its commencement, October 20, 2010, unless it is extended.

4. RELATED PARTY TRANSACTIONS

In July 2010, the Company sold 1,000 shares of common stock to the Advisor at a price of $10.00 per share. The Company will rely on the Advisor to manage the Company’s day-to-day activities and to implement the Company’s investment strategy. The Advisor will receive fees for the investment and management of the Company’s assets. These fees primarily consist of the following:

(i)

For all investments, including those in short-term, highly liquid instruments that the Company may make prior to investing in target assets, the asset management fee will consist of a monthly fee equal to one-twelfth of 1.0% of the sum of the aggregate cost of all investments within our portfolio, including certain acquisition and origination expenses we capitalize and any debt attributable to such investments. To the extent that net proceeds in its offering are not invested, an asset management fee will not be charged on such proceeds;

(ii)	Advisor will also be responsible for paying the Company’s cumulative organization and offering expenses, including legal, accounting, printing and other expenses related to the distribution of its offering, and for reimbursing the primary dealer’s and participating broker-dealers’ out-of-pocket expenses on a non-accountable basis up to $1,000,000, which is deemed to be underwriting compensation under FINRA rules, as well as reimbursing their bona fide due diligence expenses. As of December 31, 2010, $260,000 is included in deferred offering cost and due to affiliate for the reimbursement of out-of-pocket costs incurred by the primary dealer. The Company intends to reimburse the Advisor for paying such organization and offering expenses amortized over a period of five years, payable monthly, commencing with the completion of the offering period;

(iii)	The Company will reimburse the Advisor for the expenses it incurs in hiring third-party servicers to service the loans originated. The Company anticipate servicing costs to approximate 0.05% per annum of the sum of the cost of all gross assets, including any debt attributable to such investments; and

(iv)	The Company will reimburse the Advisor for the expenses it incurs in connection with its provision of services to the Company other than personnel costs in connection with services for which the Advisor receives asset management fees.

Transaction with Affiliate

In July 2010, the Company sold 1,000 shares of common stock to the Advisor at a price of $10.00 per share. As of December 31, 2010, the Company incurred $1,660,481 of offering and organization costs and $73,338 of general and administrative expenses, all of which will be paid directly by the Advisor on behalf of the Company. All amounts related to organization expense and general and administrative expense has been expensed as incurred in the accompanying statement of operations. Offering costs are capitalized and applied to equity as offering proceeds are raised.

The amount due to affiliate on the accompanying balance sheet represents these non-interest bearing advances made by the Advisor, of which $16,055 is currently payable. The amount related to organization and offering costs will be reimbursed to the advisor and amortized over a period of five years, payable monthly, commencing with the completion of the offering period. Although we intend to reimburse the Advisor for organization and offering costs incurred on behalf of the Company, no amount will be payable if we do not meet the minimum offering requirements.

5. SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the financial statements are issued. This evaluation did not reveal any subsequent events that necessitated disclosures and/or adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2011.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

By:	/s/ STEVEN A. BALL
Name:	Steven A. Ball
Title:	President, Chief Investment Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 30, 2011.

Signature	Title

/s/ STEVEN A. BALL Steven A. Ball	President, Chief Investment Officer and Director (principal executive officer)

/s/ LEE J. TARAGIN Lee J. Taragin	Chief Financial Officer and Chief Operating Officer (principal financial officer and chief accounting officer)

/s/ CHRISTOPHER T. ANDERSON Christopher T. Anderson	Director

/s/ LEONARD W. COTTON Leonard W. Cotton	Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. As of the date of this report, we have one stockholder, which is our affiliate.