Form 10-Q
period 2011-03-31
FundCore Institutional Income Trust Inc.
filed 2011-05-12
CIK 1492459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 12, 2011, 1,000 shares of common stock of FundCore Institutional Income Trust Inc., par value $0.01 per share, were outstanding.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

BALANCE SHEETS

	March 31, 2011 (unaudited)	December 31, 2010
ASSETS
Cash and cash equivalents	$5,500	$5,500
Prepaid expense	2,203	3,200
Deferred offering costs	1,634,780	1,589,767

Total Assets	$1,642,483	$1,598,467

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accruals	$95,478	$57,283
Due to affiliates	1,764,781	1,676,536

Total Liabilities	1,860,259	1,733,819
Equity:
Stockholder’s Equity
Common stock, $0.01 par value, 75,000,000 shares authorized, 1,000 shares issued and outstanding	$10	$10
Additional paid-in capital	9,990	9,990
Accumulated deficit	(227,776)	(145,352)

Total Stockholder’s Equity	(217,776)	(135,352)

Total Liabilities and Equity	$1,642,483	$1,598,467

The accompanying notes are an integral part of the financial statements.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

STATEMENT OF OPERATIONS

(Unaudited)

For the three months ended March 31, 2011
EXPENSES
General and administrative expenses	$82,424

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDER	$(82,424)

The accompanying notes are an integral part of the financial statements.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

STATEMENT OF STOCKHOLDER’S EQUITY

(Unaudited)

	Stockholder’s Equity
	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Shares	Amount
Initial capital contributed	1,000	$10	$9,990	$—	$10,000
Net loss for the period from May 18, 2010 (Inception) through December 31, 2010	—	—	—	(145,352)	(145,352)

Balance at December 31, 2010	1,000	$10	$9,990	$(145,352)	$(135,352)

Net loss	—	—	—	$(82,424)	$(82,424)

Balance at March 31, 2011	1,000	$10	$9,990	$(227,776)	$(217,776)

The accompanying notes are an integral part of the financial statements.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

STATEMENT OF CASH FLOWS

(Unaudited)

For the three months ended March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(82,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in due to affiliates, general and administrative expenses	43,232
Decrease in prepaid expense	997
Increase in accounts payable	38,195

Net cash used in operating activities	—

NET INCREASE IN CASH AND EQUIVALENTS	—

CASH AND CASH EQUIVALENTS, at beginning of period	5,500

CASH AND CASH EQUIVALENTS, at end of period	$5,500

Supplemental Disclosure of Non-Cash Information:
Deferred offering costs due to affiliates	$45,013

The accompanying notes are an integral part of the financial statements.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the Securities and Exchange Commission (the “Commission”) instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X for interim financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements as of December 31, 2010 and related notes thereto, included in our Annual Report on Form 10-K filed with the Commission on March 30, 2011.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments purchased with original maturities of three months or less.

Prepaid Expense

Prepaid expense consists of an escrow fee paid, and will be amortized to general and administrative expenses over the one-year term of the escrow period.

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

Income Taxes

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and to operate as such beginning with its second taxable year, which ends on December 31, 2011. As a REIT, the Company generally will not be subject to federal income taxes on net income that it distributes to stockholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements. If the Company fails to qualify as a REIT in any taxable year without the benefit of certain relief provisions, the Company will be subject to federal income tax on its taxable income at regular corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts and their respective tax basis. A valuation allowance is established for uncertainties relating to realization of deferred tax assets. As of March 31, 2011 the Company had deferred tax assets totaling $86,555 related to temporary differences for our organizational and pre-operational general and administrative costs which are capitalized for tax purposes. A valuation allowance was recorded on these deferred tax assets due to current uncertainty of realization.

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

4. RELATED PARTY TRANSACTIONS

In July 2010, the Company sold 1,000 shares of common stock to the Advisor at a price of $10 per share. The Company will rely on the Advisor to manage the Company’s day-to-day activities and to implement the Company’s investment strategy. The Advisor will receive fees for the investment and management of the Company’s assets. These fees primarily consist of the following:

(i)	For all investments, including those in short-term, highly liquid instruments that we may make prior to investing in target assets, the asset management fee will consist of a monthly fee equal to one-twelfth of 1.0% of the sum of the aggregate cost of all investments within our portfolio, including certain acquisition and origination expenses we capitalize and any debt attributable to such investments. To the extent that net proceeds in this offering are not invested, an asset management fee will not be charged on such proceeds;

(ii)	Our advisor will also be responsible for paying our cumulative organization and offering expenses, including legal, accounting, printing and other expenses related to the distribution of this offering, and for reimbursing the primary dealer’s and participating broker-dealers’ out-of-pocket expenses on a non-accountable basis up to $1,000,000, which is deemed to be underwriting compensation under FINRA rules, as well as reimbursing their bona fide due diligence expenses. As of March 31, 2011, $290,000 is included in deferred offering cost and due to affiliate for the reimbursement of out-of-pocket costs incurred by the primary dealer. We intend to reimburse the advisor for paying such organization and offering expenses amortized over a period of five years, payable monthly, commencing with the completion of the offering period;

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

Transaction with Affiliate

In July 2010, the Company sold 1,000 shares of common stock to the Advisor at a price of $10 per share. For the three months ended March 31, 2011, the Company incurred $82,424 of general and administrative expenses, all of which will be paid directly by the Advisor on behalf of the Company. All amounts related to organization expense and general and administrative expense have been expensed as incurred in the accompanying statement of operations. Offering costs are capitalized and applied to equity as offering proceeds are raised. The amount due to affiliate on the accompanying balance sheet represents these non-interest bearing advances made by the Advisor, of which $59,286 is due upon breaking escrow. The amount related to organization and offering costs will be reimbursed to the advisor and amortized over a period of five years, payable monthly, commencing with the completion of the offering period.

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

Principles of Consolidation

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

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

May 12, 2011	By:	/s/ STEVEN A. BALL
Steven A. Ball
Chief Executive Officer (Principal Executive Officer)

May 12, 2011	By:	/s/ LEE J. TARAGIN
Lee J. Taragin
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Chief Accounting Officer)