Form 10-Q
period 2011-06-30
FundCore Institutional Income Trust Inc.
filed 2011-08-11
CIK 1492459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

(212) 909-5897

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of August 11, 2011, 1,000 shares of common stock of FundCore Institutional Income Trust Inc., par value $0.01 per share, were outstanding.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2011 (unaudited)	December 31, 2010
ASSETS
Cash and cash equivalents	$5,200	$5,500
Prepaid expense	1,173	3,200
Deferred offering costs	1,646,238	1,589,767

Total Assets	$1,652,611	$1,598,467

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accruals	$89,167	$57,283
Due to affiliates	1,822,549	1,676,536

Total Liabilities	1,911,716	1,733,819
Equity:
Stockholder’s Equity
Common stock, $0.01 par value, 75,000,000 shares authorized, 1,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010	$10	$10
Additional paid-in capital	9,990	9,990
Accumulated deficit	(269,105)	(145,352)

Total Stockholder’s Equity	(259,105)	(135,352)

Total Liabilities and Equity	$1,652,611	$1,598,467

The accompanying notes are an integral part of the financial statements.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2011	For the period from Inception (May 18, 2010) to June 30, 2010
EXPENSES
General and administrative expenses	$41,329	$123,753	$—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDER	$(41,329)	$(123,753)	$—

The accompanying notes are an integral part of the financial statements.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

STATEMENT OF STOCKHOLDER’S EQUITY

(Unaudited)

	Stockholder’s Equity
	Common Shares		Additional Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Initial capital contributed	1,000	$10	$9,990	$—	$10,000
Net loss for the period from May 18, 2010 (Inception) through December 31, 2010	—	—	—	(145,352)	(145,352)

Balance at December 31, 2010	1,000	$10	$9,990	$(145,352)	$(135,352)

Net loss	—	—	—	$(123,753)	$(123,753)

Balance at June 30, 2011	1,000	$10	$9,990	$(269,105)	$(259,105)

The accompanying notes are an integral part of the financial statements.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2011	For the period from Inception (May 18, 2010) to June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(123,753)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in due to affiliates, general and administrative expenses	89,542	—
Decrease in prepaid expense	2,027	—
Increase in accounts payable	31,884	—

Net cash used in operating activities	(300)	—

NET DECREASE IN CASH AND EQUIVALENTS	(300)	—

CASH AND CASH EQUIVALENTS, at beginning of period	5,500	—

CASH AND CASH EQUIVALENTS, at end of period	$5,200	$—

Supplemental Disclosure of Non-Cash Information:
Deferred offering costs due to affiliates	$56,471	$—

The accompanying notes are an integral part of the financial statements.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts and their respective tax basis. A valuation allowance is established for uncertainties relating to realization of deferred tax assets. As of June 30, 2011, the Company had deferred tax assets totaling $102,260 related to temporary differences for our organizational and pre-operational general and administrative costs which are capitalized for tax purposes. A valuation allowance was recorded on these deferred tax assets due to current uncertainty of realization.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revision are reflected in the period they are determined to be necessary.

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

4. RELATED PARTY TRANSACTIONS

In July 2010, the Company sold 1,000 shares of common stock to the Advisor at a price of $10 per share. The Company will rely on the Advisor to manage the Company’s day-to-day activities and to implement the Company’s investment strategy. The Advisor will receive fees for the investment and management of the Company’s assets. These fees primarily consist of the following:

(i)	For all investments, including those in short-term, highly liquid instruments that we may make prior to investing in target assets, the asset management fee will consist of a monthly fee equal to one-twelfth of 1.0% of the sum of the aggregate cost of all investments within our portfolio, including certain acquisition and origination expenses we capitalize and any debt attributable to such investments. To the extent that net proceeds in this offering are not invested, an asset management fee will not be charged on such proceeds;

(ii)	Our advisor will also be responsible for paying our cumulative organization and offering expenses, including legal, accounting, printing and other expenses related to the distribution of this offering, and for reimbursing the primary dealer’s and participating broker-dealers’ out-of-pocket expenses on a non-accountable basis up to $1,000,000, which is deemed to be underwriting compensation under FINRA rules, as well as reimbursing their bona fide due diligence expenses. As of June 30, 2011, $300,000 is included in deferred offering cost and due to affiliate for the reimbursement of out-of-pocket costs incurred by the primary dealer. We intend to reimburse the advisor for paying such organization and offering expenses amortized over a period of five years, payable monthly, commencing with the completion of the offering period;

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

Transaction with Affiliate

For the six months ended June 30, 2011, the Company incurred $123,753 of general and administrative expenses, all of which will be paid directly by the Advisor on behalf of the Company. All amounts related to organization expense and general and administrative expense have been expensed as incurred in the accompanying statements of operations. Offering costs are capitalized and applied to equity as offering proceeds are raised. The amount due to affiliate on the accompanying balance sheets represent these non-interest bearing advances made by the Advisor, of which $105,597 is due upon breaking escrow. The amount related to organization and offering costs will be reimbursed to the advisor and amortized over a period of five years, payable monthly, commencing with the completion of the offering period.

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

•	The availability of cash flow from operating activities for distributions and capital expenditures;

•	Continued or worsening difficulties in economic conditions generally and the real estate and securities markets specifically;

•	Legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	The availability of capital;

•	Conflicts of interest arising out of our relationships with the Sponsor, the Advisor and their affiliates;

•	Increases in interest rates;

•	Changes to U.S. GAAP; and

•	Our ability to qualify as a REIT.

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

Commercial Mortgage-Backed Securities

Investments will be classified as trading and marked to market. Changes in fair value will be recorded through earnings.

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

PART II – OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

EXHIBIT NUMBER	DESCRIPTION

31.1*	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

August 11, 2011	By:	/S/ STEVEN A. BALL
Steven A. Ball
Chief Executive Officer (Principal Executive Officer)

August 11, 2011	By:	/S/ LEE J. TARAGIN
Lee J. Taragin
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Chief Accounting Officer)