Form 10-Q
period 2011-09-30
FundCore Institutional Income Trust Inc.
filed 2011-11-09
CIK 1492459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 9, 2011, 1,000 shares of common stock of FundCore Institutional Income Trust Inc., par value $0.01 per share, were outstanding.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

Page
PART I – FINANCIAL INFORMATION	3-9

ITEM 1. Financial Statements	3
Balance Sheets as of September 30, 2011 and December 31, 2010	3
Statements of Operations for the Three and Nine Months ended September 30, 2011 and Three Months ended September 30, 2010 and the Period from Inception (May 18, 2010) to September 30, 2010	4
Statement of Stockholder’s Equity for the Period from Inception (May 18, 2010) to September 30, 2011	5
Statements of Cash Flows for the Nine Months ended September 30, 2011 and the Period from Inception (May 18, 2010) to September 30, 2010	6
Notes to Financial Statements	7

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	13

ITEM 4. Controls and Procedures	13

PART II – OTHER INFORMATION	14

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 6. Exhibits	14

SIGNATURES	15

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

BALANCE SHEETS

(Unaudited)

	September 30, 2011 (unaudited)	December 31, 2010

ASSETS
Cash and cash equivalents	$5,039	$5,500
Prepaid expense	132	3,200
Deferred offering costs	1,647,868	1,589,767

Total Assets	$1,653,039	$1,598,467

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accruals	$111,167	$57,283
Due to affiliates	1,849,611	1,676,536

Total Liabilities	1,960,778	1,733,819
Equity:
Stockholder’s Equity
Common stock, $0.01 par value, 75,000,000 shares authorized, 1,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010	$10	$10
Additional paid-in capital	9,990	9,990
Accumulated deficit	(317,739)	(145,352)

Total Stockholder’s Equity	(307,739)	(135,352)

Total Liabilities and Equity	$1,653,039	$1,598,467

The accompanying notes are an integral part of the financial statements.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the period from Inception (May 18, 2010) to September 30, 2010
EXPENSES
General and administrative expenses	$48,634	$16,338	$172,387	$16,338
Organization expenses	$—	$42,891	$—	$55,466

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDER	$(48,634)	$(59,229)	$(172,387)	$(71,804)

The accompanying notes are an integral part of the financial statements.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

STATEMENT OF STOCKHOLDER’S EQUITY

(Unaudited)

	Stockholder’s Equity
	Common Shares		Additional Paid-in Capital
	Shares	Amount		Accumulated Deficit	Total Equity
Initial capital contributed	1,000	$10	$9,990	$—	$10,000
Net loss for the period from May 18, 2010 (Inception) through December 31, 2010	—	—	—	(145,352)	(145,352)

Balance at December 31, 2010	1,000	$10	$9,990	$(145,352)	$(135,352)

Net loss	—	—	—	$(172,387)	$(172,387)

Balance at September 30, 2011	1,000	$10	$9,990	$(317,739)	$(307,739)

The accompanying notes are an integral part of the financial statements.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2011	For the period from Inception (May 18, 2010) to September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(172,387)	$(71,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in due to affiliates, general and administrative expenses	114,974	16,338
Increase in due to affiliates, organization expense	—	55,466
Decrease in prepaid expense	3,068	—
Increase in accounts payable	53,884	—

Net cash used in operating activities	(461)	—
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	$—	$10,000

Net cash provided by financing activites	—	10,000
NET DECREASE IN CASH AND EQUIVALENTS	(461)	10,000
CASH AND CASH EQUIVALENTS, at beginning of period/Inception	5,500	—

CASH AND CASH EQUIVALENTS, at end of period	$5,039	$10,000

Supplemental Disclosure of Non-Cash Information:
Deferred offering costs due to affiliates	$58,101	$1,476,722

The accompanying notes are an integral part of the financial statements.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

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

The Company intends to operate in a manner that will allow it to qualify as a real estate investment trust, or “REIT,” for federal income tax purposes commencing with its taxable year ending December 31, 2012. In July 2010, the Company sold 1,000 shares of common stock to FundCore Advisor LLC (the “Advisor”) at a price of $10 per share.

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

The escrow period is defined as the period of time investors’ funds will be held in an interest-bearing escrow account with Wells Fargo Bank, N.A., an independent third-party escrow agent, until we (i) receive purchase orders for at least 1,000,000 shares of our common stock and (ii) authorize the release to us of funds in the escrow account, at which time we will commence our operations. Funds in escrow will be invested in short-term investments that can be readily sold or otherwise disposed of for cash without any significant risk of dissipation of the offering proceeds invested. If we do not sell a minimum of 1,000,000 shares of common stock in our primary offering by October 22, 2012, we will terminate the offering and funds will promptly be returned to all subscribing investors with interest, except for de minimis interest. Even if we sell the minimum of 1,000,000 shares of common stock in our primary offering within one year of the commencement of the offering, interest will be paid on all escrowed funds unless (i) the minimum offering amount is achieved on the first day we commence the offering or (ii) the total amount of interest payable is lower than the costs and expenses to the company associated with any such payment, which we refer to as “de minimis interest.” Our primary offering will extend for a period of one year following the end of the escrow period.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts and their respective tax basis. A valuation allowance is established for uncertainties relating to realization of deferred tax assets. As of September 30, 2011, the Company had deferred tax assets totaling $120,741 related to temporary differences for our organizational and pre-operational general and administrative costs which are capitalized for tax purposes. A valuation allowance was recorded on these deferred tax assets due to current uncertainty of realization.

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and to operate as such beginning with its third taxable year, which ends on December 31, 2012. As a REIT, the Company generally will not be subject to federal income taxes on net income that it distributes to stockholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements. If the Company fails to qualify as a REIT in any taxable year without the benefit of certain relief provisions, the Company will be subject to federal income tax on its taxable income at regular corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

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

4. RELATED PARTY TRANSACTIONS

In July 2010, the Company sold 1,000 shares of common stock to the Advisor at a price of $10 per share. The Company will rely on the Advisor to manage the Company’s day-to-day activities and to implement the Company’s investment strategy. The Advisor will receive fees for the investment and management of the Company’s assets. These fees primarily consist of the following:

(i)	For all investments, including those in short-term, highly liquid instruments that we may make prior to investing in target assets, the asset management fee will consist of a monthly fee equal to one-twelfth of 1.0% of the sum of the aggregate cost of all investments within our portfolio, including certain acquisition and origination expenses we capitalize and any debt attributable to such investments. To the extent that net proceeds in this offering are not invested, an asset management fee will not be charged on such proceeds;

(ii)	Our Advisor will also be responsible for paying our cumulative organization and offering expenses, including legal, accounting, printing and other expenses related to the distribution of this offering, and for reimbursing the primary dealer’s and participating broker-dealers’ out-of-pocket expenses on a non-accountable basis up to $1,000,000, which is deemed to be underwriting compensation under FINRA rules, as well as reimbursing their bona fide due diligence expenses. As of September 30, 2011, $300,000 is included in deferred offering cost and due to affiliate for the reimbursement of out-of-pocket costs incurred by the primary dealer. We intend to reimburse the Advisor for paying such organization and offering expenses amortized over a period of five years, payable monthly, commencing with the completion of the offering period;

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

Transactions with Affiliate

For the nine months ended September 30, 2011, the Company incurred $172,387 of general and administrative expenses, all of which will be paid directly by the Advisor on behalf of the Company. All amounts related to organization expense and general and administrative expense have been expensed as incurred in the accompanying statements of operations. Offering costs are capitalized and applied to equity as offering proceeds are raised. The amount due to affiliate on the accompanying balance sheets represent these non-interest bearing advances made by the Advisor, of which $131,028 is due upon breaking escrow. The amount related to organization and offering costs will be reimbursed to the Advisor and amortized over a period of five years, payable monthly, commencing with the completion of the offering period.

5. SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the financial statements are issued. This evaluation did not reveal any subsequent events that necessitated disclosures and/or adjustments that have not already been disclosed herein.

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

We intend to make an election under Section 856(c) of the Internal Revenue Code to be taxed as a REIT under the Internal Revenue Code for the taxable year ended December 31, 2012. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year without the benefit of certain relief provisions, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and may not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our after-tax net income.

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

Principles of Consolidation

Our financial statements may include and consolidate the accounts of other entities that secure our loan investment when such entities are variable interest entities and we are determined either to be the primary beneficiary of the entities or to have a controlling interest in such entities. In determining whether we have a controlling interest in an entity and are required to consolidate the accounts of that entity, we will consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which we have the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. The accounting standards require assessments at each reporting period of which party within the variable interest entity is considered the primary beneficiary and requires disclosures related to variable interest entities.

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

PART II – OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

EXHIBIT NUMBER	DESCRIPTION

31.1*	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Statements of Operations for the nine months ended September 30, 2011 and 2010, (iii) Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101 is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

November 9, 2011	By:	/s/ STEVEN A. BALL

Steven A. Ball
Chief Executive Officer (Principal Executive Officer)

November 9, 2011	By:	/s/ LEE J. TARAGIN

Lee J. Taragin
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Chief Accounting Officer)