Form 10-K
period 2011-12-31
FundCore Institutional Income Trust Inc.
filed 2012-02-15
CIK 1492459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

No shares of common stock were held by non-affiliates as of June 30, 2011.

As of February 15, 2012, 1,000 shares of common stock of FundCore Institutional Income Trust Inc., par value $0.01 per share were outstanding and all of which were held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PART 1

ITEM 1.	BUSINESS

Overview

FundCore Institutional Income Trust Inc. is a newly organized corporation focused on originating and investing in high-quality commercial real estate loans and other debt investments secured primarily by cash-flowing properties located in the U.S. We collectively refer to such assets as our “target assets.”

We were formed as a Maryland corporation on May 18, 2010 and we intend to operate in a manner that will allow us to qualify as a real estate investment trust, or “REIT,” under the Internal Revenue Code of 1986, as amended, which we refer to as the “Code,” commencing with the taxable year ending December 31, 2012. Our office is located at One World Financial Center, 30th Floor, New York, NY 10281, our main telephone number is (212) 909-5897 and our fax number is (646) 374-4715.

We are externally advised and managed by FundCore Advisor LLC, or the “Advisor,” an affiliate of ours. We rely on the Advisor to manage our day-to-day activities and to implement our investment strategy. FundCore Real Estate LLC, or the “sponsor,” is the parent of the advisor.

On June 9, 2010, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (“SEC”) in connection with our initial public offering of up to 75,000,000 in shares of our common stock, which was subsequently declared effective on October 20, 2010. On October 18, 2011, we filed a post-effective amendment on Form S-11 with the SEC in connection with extending our offering period to October 22, 2012, and this was subsequently declared effective on November 9, 2011. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information about our initial public offering. As of December 31, 2011, and as of the date of this Annual Report on Form 10-K, we had not satisfied the minimum offering requirements of our initial public offering and broken escrow and thus, we had not commenced formal operations.

An initial purchase of our shares must generally be at least $1,000,000 per investor, unless we waive such minimum. We will take purchase orders, and investors’ funds will be held in an interest-bearing escrow account with Wells Fargo Bank, N.A., an independent third-party escrow agent, until we (i) receive purchase orders for at least 1,000,000 shares of our common stock and (ii) authorize the release to us of funds in the escrow account, at which time we will commence our operations. We refer to the period prior to the release of offering proceeds from escrow as the “escrow period.” If we do not sell a minimum of 1,000,000 shares of common stock in our primary offering by October 22, 2012, we will terminate our offering and funds will promptly be returned to all subscribing investors with interest, except for de minimis interest. Our primary offering will extend for a period of one year following the end of the escrow period. We refer to such one-year period, together with the escrow period, as the “offering period”.

Our sole investor is the Advisor which currently owns 1,000 shares of common stock at a price of $10.00 per share. Steven A. Ball, Kevin M. Davis and John M. Mulligan presently own, directly or indirectly, 100% of the voting interests and 51% of the economic interests in the sponsor, which owns the advisor, and the sponsor and the advisor are jointly controlled by Messrs. Ball, Davis and Mulligan. Messrs. Ball, Davis and Mulligan are part of the advisor’s management team and investment committee. Other key members of the advisor’s investment committee include John A. Blumberg, James R. Mulvihill and Evan H. Zucker, each of whom, directly or indirectly, holds a minority non-voting economic interest in the sponsor.

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

Tax Status

We intend to elect to be taxed as a REIT under the Internal Revenue Code and intend to operate as such beginning with our third taxable year, which ends on December 31, 2012. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual taxable income, subject to certain adjustments, to our stockholders. As a REIT, we generally will not be subject to federal income tax on income that we distribute to stockholders. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.

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

Our charter does not mandate that we return capital to investors during the capital return period. However, it does permit us, at our option, to redeem shares of common stock, in whole or from time to time in part, on or after the earlier of (a) the fifth anniversary of the end of the offering period and (b) the date on which our board of directors determines in its sole discretion that a substantial percentage of our assets have been liquidated and distributed or otherwise returned to stockholders. Any such redemption will be paid in cash and the price per share will be our Net Asset Value (“NAV”) divided by the number of shares of common stock outstanding. If we are not otherwise permitted to redeem shares of common stock pursuant to our charter, our board of directors may also choose to liquidate during the capital return period, which would likely involve the disposition of all or substantially all of our assets. The disposition of all or substantially all of our assets to a third party generally would require a stockholder vote pursuant to the Maryland General Corporation Law.

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

Risks Related to an Investment in Us

We have no prior operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

We have no prior operating history and we may not be able to achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a real estate investment trust with a substantial operating history. In addition, our sponsor and our advisor are newly formed and have no prior operating history. You should not rely on the past experience of our advisor’s management team and/or investment committee to predict our future results. Certain loans previously originated by our advisor’s management team, or CMBS transactions in which it was involved, have experienced delinquencies and losses and in certain cases such delinquencies and losses are material.

There is no public trading market for our shares; therefore, it will be difficult for you to sell your shares.

There is no current public market for our shares and we have no obligation or current plans to list our shares on a national securities exchange. To preserve our REIT qualification, among other purposes, our charter also prohibits the ownership of more than 9.8% in value or 9.8% in number of shares, whichever is more restrictive, of our outstanding common stock, unless exempted by our board of directors, which may inhibit large investors from purchasing your shares.

Our share repurchase program may provide you with only a limited opportunity to have your shares of common stock repurchased by us at a price equal to our NAV per share as of the applicable quarter end after you have held them for a minimum of one year; provided, however, that during the offering period (including if we extend the offering period) shares will be repurchased at a price per share equal to $10.00. Our common stock may be repurchased on a quarterly basis. However, our share repurchase program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. Specifically, we limit the number of shares to be repurchased during any calendar quarter to the Repurchase Caps. The aggregate amount of repurchases under our share repurchase program is not expected to exceed the aggregate amount of proceeds received from our distribution reinvestment plan, although the board of directors, in its sole discretion, could determine to use other sources of funds. Our board of directors may also determine from time to time to further limit repurchases when funds are needed for other business purposes. In addition, our board of directors reserves the right to reject any repurchase request for any reason or to amend, suspend or terminate the share repurchase program at any time. Therefore, you may not have the opportunity to sell any of your shares of common stock back to us pursuant to our share repurchase program. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program.”

This is a “blind pool” offering, and you will not have the opportunity to evaluate our investments prior to purchasing shares of our common stock.

Neither we nor the advisor has presently acquired or contracted to acquire any target assets. As a result, you will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our investments prior to purchasing shares of our common stock. You must rely on the advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. Because you cannot evaluate our investments in advance of purchasing shares of our common stock, a “blind pool” offering may entail more risk than other types of offerings. This additional risk may hinder your ability to achieve your own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

This is a “best efforts” offering, and if we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, which could negatively impact your investment.

This offering is being made on a “best efforts” basis, whereby the broker-dealers participating in the offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, the amount of proceeds we raise in this offering may be substantially less than the amount we would need to achieve a diversified portfolio. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to make distributions could be adversely affected. If we are unable to raise substantially more than the minimum offering amount of 1,000,000 shares we will be thinly capitalized and will make fewer investments in target assets, resulting in less diversification in terms of the number of investments owned and the types of investments that we make. As a result, the likelihood increases that any single investment’s poor performance would materially affect our overall investment performance.

We may not meet the minimum offering requirements for this offering and therefore you may not have access to your funds until October 22, 2012.

If the minimum offering requirements are not met by October 22, 2012, this offering will terminate and subscribers who have delivered their funds into escrow will not have access to those funds until such time.

Our investors may be at a greater risk of loss than the sponsor or the advisor since our primary source of capital is funds raised through the sale of shares of our common stock.

Because our primary source of capital is funds raised through the sale of shares of our common stock, any losses that may occur will be borne primarily by our investors, rather than by the sponsor or the advisor. Such losses could have a material adverse effect on the value of your investment.

We operate in a highly competitive market for investment opportunities and competition may limit our ability to originate and acquire desirable investments and could also affect the pricing of these investments.

We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to originate and acquire our target assets at attractive prices. In originating and acquiring our target assets, we will compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by certain affiliates of our advisor’s management team and investment committee), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. government, if we are not eligible to participate in programs established by the U.S. government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, and there can be no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of the offering proceeds promptly, which may cause our distributions and your investment returns to be lower than they otherwise would be.

We could suffer from delays in locating suitable investments. The relatively large size of this offering increases the risk of delays in investing our offering proceeds promptly. Our reliance on our advisor to locate suitable investments for us at times when the management of our advisor is simultaneously seeking to locate suitable investments for other affiliated ventures could delay the investment of the proceeds of this offering. Delays we encounter in the selection, origination and acquisition of income-producing investments would likely limit our ability to pay distributions to our stockholders and reduce our stockholders’ overall returns.

The initial offering price for shares of our common stock was arbitrarily determined by our board of directors. The subsequent NAV-per-share price at which you purchase our shares of common stock pursuant to our dividend reinvestment plan or we repurchase our shares of common stock pursuant to our share repurchase program may not accurately represent the current value of our assets at any particular time, and may not reflect changes in our NAV that are not immediately quantifiable. The $10.00 per share price during the offering period may not necessarily reflect our NAV at any particular time.

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

The NAV-per-share price at which you purchase or we repurchase our shares of common stock may not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time.

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

We expect to make regular monthly distributions to our stockholders. However, we bear all expenses incurred in our operations (including the payment of fees and expenses to our advisor and its affiliates), which are deducted from cash funds generated by operations prior to computing the amount of cash distributions to our stockholders. Distributions would also be negatively impacted by the failure to deploy our proceeds on an expeditious basis, the poor performance of our investments, an increase in expenses for any reason (including expending funds for repurchases in excess of the proceeds from our distribution reinvestment plan) and due to numerous other factors. In addition, our board of directors, in its sole discretion, may retain any portion of such funds for working capital. We cannot assure you that sufficient cash will be available to make distributions to you or that the amount of distributions will increase and not decrease over time. Should we fail for any reason to distribute at least 90% of our taxable income, subject to certain adjustments, we would not qualify for the favorable tax treatment accorded to REITs, without the benefit of certain relief provisions.

We may be unable to pay or maintain cash distributions or increase distributions over time, and we may have difficulty funding our distributions solely from cash flow from operations and may fund such distributions from offering proceeds, borrowings or the sale of assets, which could reduce the funds we have available for investment and reduce your overall return.

There are many factors that can affect the availability and timing of distributions to stockholders. In the future we expect to fund distributions principally from cash flow from operations; however, while we are in our offering stage and until our investments are generating sufficient cash flow, we may fund our distributions from borrowings, asset sales or even the proceeds from this offering. If we fund distributions from financings or the net proceeds from this offering, we will have fewer funds available for the acquisition and origination of assets, and your overall return may be reduced. Further, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. We can give you no assurance that we will be able to pay or maintain cash distributions or increase distributions over time.

We may be unable to return capital to investors in this offering by the conclusion of the capital return period.

Our target assets could have maturities that extend beyond the capital return period, which would therefore require such assets to be sold in order to return capital to investors in this offering. However, at such time, we may be unable to effectuate a sale that would allow us to return capital to investors in this offering during the capital return period.

In certain circumstances, to maximize the return on our target assets, we may be compelled to extend their terms. Such extensions could compromise our ability to return capital to investors in this offering during the capital return period. Furthermore, in an effort to return capital during the capital return period, we may be forced to dispose of target assets at prices which may not be as favorable as if we were able to retain such target assets for a longer period of time, which would limit the amount of capital we will be able to return to our stockholders.

Our charter does not require that we liquidate during the capital return period.

We intend to return capital to investors in this offering during the capital return period, which we anticipate funding as the loans we originate are paid off at maturity or sold. We may also return capital earlier as some investments amortize, prepay and mature. However, our charter does not require that we liquidate during the capital return period and we may continue on in perpetuity. If we do not return your capital during such period or at all, it will be very difficult for you to have liquidity for your investment in shares of our common stock other than limited liquidity through our share repurchase program.

Our advisor’s loss of or inability to obtain key personnel could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of your investment.

Our success depends to a significant degree upon the contributions of key personnel of our advisor, its investment committee and its affiliates, including among others, Steven A. Ball, John A. Blumberg, Kevin M. Davis, John M. Mulligan, James R. Mulvihill and Evan H. Zucker, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Ball, Blumberg, Davis, Mulligan, Mulvihill and Zucker, and we cannot guarantee that such persons will remain affiliated with us. If any of our advisor’s key personnel were to cease their affiliation with us, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s ability to retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and our advisor may be unsuccessful in attracting and retaining such skilled personnel. Further, we intend to establish strategic relationships with firms that have special expertise in certain services relevant to our investment objectives. Maintaining such relationships will be important for us to effectively compete with other investors for favorable investment opportunities. We may be unsuccessful in attracting and retaining such relationships. If we lose or are unable to obtain the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

Our operating performance could suffer if our advisor incurs significant losses.

We are dependent on our advisor to select investments and conduct our operations. Adverse developments in our relationship with our advisor could impede the profitable management of our operations and assets. Similarly, unfavorable changes in the financial health of our advisor could hinder its ability to successfully manage our operations and portfolio of investments. A substantial reduction of our advisor’s net worth may affect the level of services that our advisor could provide, as well as our operations and financial performance, which would limit our ability to make distributions and decrease the value of your investment.

Maryland law and our organizational documents limit your right to bring claims against our officers and directors.

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

Risks Related to Conflicts of Interest

Our advisor will face conflicts of interest relating to the purchase and origination of target assets, and such conflicts may not be resolved in our favor, which could lower your overall return.

We will rely on our advisor’s management team and investment committee to identify suitable investment opportunities. Other ventures sponsored by affiliates of our advisor and/or the sponsor may also rely on our advisor’s management team and investment committee or entities controlled by affiliates of our advisor and/or the sponsor for investment opportunities, and certain investment opportunities would be suitable for us as well as other ventures sponsored by affiliates of our advisor and/or the sponsor. For example, each of Messrs. Ball, Blumberg, Davis, Mulligan, Mulvihill and Zucker are involved in FundCore Finance Group LLC and Messrs. Blumberg, Mulvihill and Zucker are involved in Dividend Capital Total Realty Trust Inc., which engage in certain business activities similar to ours and may compete for investments with us. Furthermore, entities affiliated with the sponsor and/or members of the advisor’s management team or investment committee are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. If our advisor’s management team or investment committee directs an investment opportunity to a venture sponsored by affiliates of our sponsor and/or members of the advisor’s management team or investment committee, it is to offer the investment opportunity to the venture for which the opportunity, in the discretion of our advisor’s management team or investment committee, is most suitable, and is consistent with the terms of our procedures relating to conflicts of interest. Our advisor’s management team or investment committee could direct attractive investment opportunities to other entities, and our advisor or its affiliates could make such investments for its or their own accounts. Our advisor may receive substantial origination fees regardless of the performance of our portfolio. Our advisor’s ability to receive an origination fee, which is not based upon performance metrics or goals, might increase our advisor’s incentive to originate assets without devoting time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. These conflicts could have a material adverse effect on our operating results and lower your overall returns.

Our advisor’s management team and investment committee, its affiliates and our executive officers will face competing demands on their time, and this may cause our operations and your investment to suffer.

We will rely on our advisor and its affiliates to manage our day-to-day activities and to implement our investment strategy. Presently, the advisor has no other clients; however, the managers, directors, officers, members of the advisor’s investment committee and other employees of certain of its affiliates and related parties, including its direct or indirect owners, are presently, and plan in the future to continue to be, involved with numerous real estate and debt ventures and activities which are unrelated to us and may change as ventures are closed or new ventures are formed. As a result of these activities, the advisor, its managers, directors, officers, members of its investment committee and other employees of its affiliates and related parties will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved. For example, certain of our officers and directors (other than our independent directors) serve in the same capacities for the advisor and certain members of our investment committee and their affiliates serve as officers, directors or managers of the advisors of Dividend Capital Total Realty Trust Inc., Industrial Income Trust Inc., other affiliated entities and 14 other private ventures that are presently operating. They may also engage in the future in additional projects and business activities and in new ventures. During times of intense activity in other ventures, they may devote less time and allocate fewer resources to our business than they would prefer in order to manage our business. If this occurs, the returns on our investments and the value of your investment may decline.

Our officers and one of our directors face conflicts of interest related to the positions they hold with our advisor and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to you.

Mr. Ball serves as an officer, a director or both of our advisor and other affiliated entities such as FundCore Finance Group LLC. As a result, he owes duties to these various entities and their stockholders and investors, whereas Messrs. Taragin and Vessels are officers of our advisor, which duties may from time to time conflict with the duties that they owe to us. The duties of such individuals to such other entities could result in actions or inactions that are detrimental to our business, which could hinder the implementation of our business strategy and our investment opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to you and to maintain or increase the value of our assets.

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

These differences in compensation could result in decisions that are not in the best interests of our stockholders, which could hurt our ability to pay you distributions or result in a decline in the value of your investment.

If we incorrectly value an impaired asset, the asset management fee payable to our advisor could be in excess of 1.0% of the market value of our assets.

We will periodically evaluate our assets for possible impairment. If we make the determination that an asset is impaired, we will assign a valuation to that asset established in accordance with management’s expectations about future coupon and principal payments. This valuation is based on a number of assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plans, and loan sponsorship, among other assumptions, which may or may not be correct. As a result of the number of variables involved in determining the value of an impaired asset, it is possible that the value we assign to an asset does not accurately reflect its market value. Consequently, it is possible that the advisor’s asset management fee could exceed 1% of the market value of an asset.

Further, the asset management fee payable to the advisor is based upon the cost of assets we acquire and thus may create an incentive for the advisor to accept a higher price for assets or to invest in assets that may not otherwise be in our best interest. As such, the advisor may recommend that we invest in a particular asset or pay a higher price for the asset than it would otherwise recommend if it did not receive such an asset management fee.

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

We may also co-invest or joint venture with other sponsor-affiliated entities or with third parties that have contracted to employ the services of a sponsor-affiliated entity. Even though all such co-investments will be subject to approval by a majority of our board of directors, including a majority of our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third party that has not contracted to employ the services of a sponsor-affiliated entity. In addition, other sponsor-affiliated entities or third parties that have contracted to employ the services of a sponsor-affiliated entity may in the future participate in some of our investments, possibly at a more senior level in the capital structure of the underlying borrower and related real estate than our investment. Our interests in such investments may also conflict with the interests of these entities in the event of a default or restructuring of the investment. Participating investments will not be the result of arm’s length negotiations and will involve potential conflicts between our interests and those of the other participating entities in obtaining favorable terms. In addition, we may share control with or cede control of the venture to the sponsor-affiliated entity or third party that has contracted to employ the services of a sponsor-affiliated entity, and decisions could be made that are not in our best interests.

If we invest a percentage of the proceeds of our offering in joint venture or co-ownership arrangements with the advisor or its affiliates, or with third parties that have contracted to employ the services of the advisor or its affiliates, such entities may retain significant control over our investments even if our independent directors terminate our advisor.

While a unanimous affirmative vote of our independent directors may terminate our advisor after the initial term upon 180 days’ written notice, or earlier if for cause, our ability to remove co-general partners or advisors to any entities in which the advisor or its affiliates serve in such capacities and in which we may serve as general partner or manager is limited. As a result, if we invest a percentage of the proceeds from our offering in such joint-venture or co-ownership arrangements, an affiliate of the advisor or a third party that has contracted to employ the services of the advisor may continue to maintain a substantial degree of control over our investments despite the termination of our advisor.

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

We expect certain subsidiaries that we may form in the future to rely upon the exemption from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of these subsidiaries’ assets must be comprised of qualifying real estate assets and at least 80% of each of their portfolios must be comprised of qualifying real estate assets and real estate-related assets under the 1940 Act. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate-related assets. The SEC has not published guidance with respect to the treatment of CMBS for purposes of the Section 3(c)(5)(C) exemption. Based on our analysis of published guidance with respect to other types of assets, we consider the controlling class of CMBS to be a qualifying real estate asset under certain conditions. The SEC may in the future take a view different than or contrary to our analysis with respect to CMBS or any other types of assets we have determined to be qualifying real estate assets. To the extent that the SEC staff publishes new or different guidance with respect to any assets we have determined to be qualifying real estate assets, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in the subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

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

Our board of directors will approve very broad investment guidelines for our advisor and will not approve each investment and financing decision made by our advisor unless required by our investment guidelines

Our advisor will be authorized to follow very broad investment guidelines. Our board of directors will periodically review our investment guidelines and our investment portfolio but will not, and will not be required to, review all of our proposed investments, except if the investment requires us to commit greater than $100 million of capital or greater than 25% of our equity in any individual asset; provided, however, that during the offering period (including if the offering period is extended) and only to the extent we have raised less than $300 million in connection with this offering, if our advisor reasonably expects that we will raise at least $300 million pursuant to this offering by the end of the offering period, the consent of a majority of our independent directors shall only be required for investments that are greater than $75 million. In addition, in conducting periodic reviews, our board of directors may rely primarily on information provided to them by our advisor. Furthermore, our advisor may use complex strategies, and transactions entered into by our advisor may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Our advisor will have great latitude within the broad parameters of our investment guidelines in determining the types and amounts of target assets it may decide are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. Further, decisions made and investments and financing arrangements entered into by our advisor may not fully reflect the best interests of our stockholders.

You will have limited control over changes in our policies and operations, which increases the uncertainty and risks you face as a stockholder.

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

Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks you face as a stockholder.

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

You are limited in your ability to sell your shares of common stock pursuant to our share repurchase program, you may not be able to sell any of your shares of our common stock back to us and, if you do sell your shares, you may not receive the price you paid.

Our share repurchase program may provide you with only a limited opportunity to have your shares of common stock repurchased by us at a price equal to our NAV per share as of the applicable quarter end after you have held them for a minimum of one year; provided, however, that during the offering period (including if we extend the offering period) shares will be repurchased at a price per share equal to $10.00. The NAV-per-share price at which we repurchase shares of common stock may be less than the

$10.00 per share purchase price. Such decline in net asset value and corresponding lower repurchase price may be caused by a number of factors including, but not limited to, a decline in the value of our investments or a realized loss within the investment portfolio, both of which may be magnified by our use of leverage, increases in expenses or a reserve against expected expenses and previous capital returned as part of a distribution.

Our common stock may be repurchased on a quarterly basis. However, our share repurchase program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. Specifically, we limit the number of shares to be repurchased during any calendar quarter to the repurchase caps. The aggregate amount of repurchases under our share repurchase program is not expected to exceed the aggregate amount of proceeds received from our distribution reinvestment plan, although the board of directors, in its sole discretion, could determine to use other sources of funds.

Our board of directors may also determine from time to time to further limit repurchases when funds are needed for other business purposes. Our board of directors reserves the right to reject any repurchase request for any reason or to amend, suspend or terminate the share repurchase program at any time. Therefore, you may not have the opportunity to sell any of your shares of common stock back to us pursuant to our share repurchase program.

Your interest in us may be diluted if we issue additional shares, including under our distribution reinvestment plan, which could reduce the overall value of your investment.

Our stockholders will not have preemptive rights with respect to any shares we issue in the future, including shares issued under our distribution reinvestment plan. Our charter authorizes us to issue 500,000,000 shares of stock, of which 375,000,000 shares are classified as common stock and 125,000,000 shares are classified as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. After your purchase in this offering, our board may elect to (i) sell additional shares in this or future public offerings, including under our distribution reinvestment plan; (ii) issue equity interests in private offerings; or (iii) issue shares to our advisor or its successors or assigns in payment of an outstanding fee obligation. To the extent we issue additional equity interests after your purchase in this offering, your percentage ownership interest in us will be diluted. Further, depending upon the value of our assets and the terms of such transactions, most notably the offering price per share, which may be less than the price you pay, existing stockholders may also experience a dilution in the book value of their investment in us.

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

We intend to use all of our offering’s gross proceeds to originate and/or acquire target assets. We do not intend to reserve proceeds from our offering for future capital needs. Accordingly, if we need capital in the future, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, asset sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital needs our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of your investment.

Lack of Separate Representation

Skadden, Arps, Slate, Meagher & Flom LLP has acted as special U.S. federal income tax counsel to us in connection with this offering and is counsel to us, the advisor and Integrity in connection with this offering and may in the future act as counsel for each such company. Skadden, Arps, Slate, Meagher & Flom LLP also serves, and may in the future serve, as counsel to certain affiliates of the advisor in matters unrelated to this offering. There is a possibility that in the future the interests of the various parties may become adverse. In the event that a dispute were to arise between any of us, Integrity and the advisor or sponsor, or any of their affiliates, separate counsel for such parties would be retained as and when appropriate.

We may return a significant amount of capital to investors in our offering prior to the capital return period, and, as a result, our stockholders could be subject to reinvestment risk.

Our debt investments may amortize, prepay, mature or otherwise be disposed of prior to the capital return period, at which point we may return capital to investors in our offering. In such instances, our stockholders could be subject to reinvestment risk.

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

A decline in the fair value of our securities may require us to recognize an “other-than-temporary” impairment against such securities under GAAP. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on held-to-maturity securities that are determined to be temporary in nature are not recorded, as these investments are carried at their amortized cost (less any other-than-temporary impairment). Debt securities classified as held-to-maturity are carried at cost unless a decline in fair value below cost is deemed other-than-temporary, in which case such a decline is recorded in current operations. Any credit-related impairment on debt securities that we do not plan to sell and is not likely to be required to sell is recognized in current operations, with the non-credit-related impairment recognized in other comprehensive income. For other impaired securities, the entire impairment is recognized in current operations.

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

In the event of any default under a mortgage loan originated and/or held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to you. If current market conditions continue to deteriorate, it is possible that a loan which was adequately secured when it was acquired or originated will not remain adequately collateralized. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process due to, among other things, state statutes and rules governing foreclosure actions and defenses and counterclaims that may be raised by defaulting parties, and therefore such process could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. In addition, to the extent we foreclose on a particular property, we could become, as owner of the property, subject to liabilities associated with such property, including liabilities related to taxes and environmental matters.

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

Any credit ratings assigned to our investments will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.

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

The debt investments we may make in connection with privately negotiated transactions may not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise registered in accordance with, those laws. In addition, the mezzanine, B-note and bridge loans we may originate or purchase in the future may be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. As a result, we may be unable to sell an asset for the price, on the terms or within the time frame we want. That inability could reduce our cash flow and cause our results of operations to suffer, limiting our ability to pay distributions to you.

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

We will depend on debtors for our revenue, and, accordingly, our revenue and our ability to make distributions to you will be dependent upon the success and economic viability of such debtors.

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

Risks Related to Investments in Real Estate

The current national and world-wide economic slowdown, a lengthy recession and volatile market conditions could harm our operations, cash flows and financial condition and lower returns to you.

Dislocations and liquidity disruptions in the capital and credit markets as have been experienced in recent years could adversely affect our ability to make loans, which could negatively impact our ability to implement our investment strategy. If these disruptions in the capital and credit markets continue for a lengthy period as a result of, among other factors, uncertainty, changing or increased regulation, reduced alternatives or additional failures of significant financial institutions, our access to liquidity could be significantly impacted. Prolonged disruptions could result in us taking measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs could be arranged. Such measures could include deferring investments, reducing or eliminating the number of shares repurchased under our share repurchase program and reducing or eliminating distributions we make to you.

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

Our operations could be negatively affected to a greater extent if the current economic downturn is prolonged or becomes more severe, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to you.

Changes in global, national, regional or local economic, demographic, political, real estate or capital market conditions may adversely affect our results of operations and returns to you.

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

As of December 31, 2011 and as the date of this Annual Report on Form 10-K, we had no outstanding indebtedness, but we are likely to incur indebtedness, even if we raise significant proceeds in our primary offering. We intend to use leverage to finance our investment operations and to enhance our financial returns. Such debt may be secured or unsecured, at a fixed or floating rate. Through the use of leverage, we may acquire positions with market exposure significantly greater than the amount of capital committed to the transaction. We intend to utilize portfolio leverage of approximately 50% of the cost of our gross assets; however, pursuant to our charter, portfolio leverage shall not exceed 75% of the cost of our gross assets. An individual asset may be more highly levered, so long as we adhere to the leverage limitation on a portfolio-wide basis.

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

We do not anticipate that we will maintain any permanent working capital reserves. Accordingly, we expect to need to borrow capital for originations, acquisitions and for other purposes. Under current market conditions, we may not be able to borrow all of the funds we may need. If we cannot obtain debt or equity financing on acceptable terms, our ability to originate and acquire new investments to expand our operations will be adversely affected. As a result, we would be less able to achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to you.

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

If debt is unavailable at what management deems to be reasonable interest rates, we may not be able to finance the origination or acquisition of target assets. If we incur debt secured by our assets, we run the risk of being unable to refinance the debt when it becomes due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance assets, our income could be reduced. If any of these events occurs, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

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

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to you.

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

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates, we may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to recordkeeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act and future regulations implementing this legislation may have an adverse impact on our ability to hedge risks associated with our business.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. Among other things, the Dodd-Frank Act imposes a comprehensive new regulatory regime on swaps and security-based swaps (collectively, “swaps”). The derivatives legislation is set forth in Title VII of the Dodd-Frank Act entitled “Wall Street Transparency and Accountability Act of 2010” (the “Derivatives Title”). Once effective, this legislation will subject a broad range of market participants, including banks, non-banks, rating agencies, mortgage brokers, credit unions, insurance companies, broker-dealers, investment advisors, and us to new regulation.

The SEC, U.S. Commodity Futures Trading Commission and other U.S. regulators (collectively, the “Regulators”) are in the process of adopting regulations to implement the Derivatives Title. Until the Regulators complete their efforts, the extent to which the Derivatives Title and the rules adopted thereunder will impact us is unclear. However, the new regulatory structure for swaps, including regulations related to reporting, recordkeeping, clearing, trade execution and swap dealers and major swap participants, may impair our ability to hedge risks associated with our business and increase the cost of our hedging activity.

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

We intend to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes. Although we do not intend to request a ruling from the Internal Revenue Service, or the “IRS,” as to our REIT qualification, we have received an opinion of Skadden, Arps, Slate, Meagher & Flom LLP with respect to our qualification as a REIT for the taxable year ended December 31, 2012 in connection with this offering of common stock. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court. The opinion of Skadden, Arps, Slate, Meagher & Flom LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us and our advisor, including representations relating to the values of our assets and the sources of our income. The opinion is expressed as of the date issued and will not cover subsequent periods.

Skadden, Arps, Slate, Meagher & Flom LLP will have no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Skadden, Arps, Slate, Meagher & Flom LLP, and our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis, the results of which will not be monitored by Skadden, Arps, Slate, Meagher & Flom LLP. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements as described below. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or in securities of other issuers will not cause a violation of the REIT requirements.

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

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income from mortgage loans, mortgage-backed securities and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower. If such arrangements constitute “significant modifications” of such debt under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification, even if the value of the debt or the payment expectations have not changed. Following such a taxable modification, we would hold the modified loan with a cost basis equal to its principal amount for U.S. federal tax purposes.

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

In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year following our first year. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value or 9.8% in number of shares, whichever is more restrictive, of our outstanding common stock. Our board may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine. The ownership limits imposed by the tax law are based upon direct or indirect ownership by “individuals,” but only during the last half of a tax year. The ownership limits contained in our charter key off of the ownership at any time by any “person,” which term includes entities. These ownership limitations in our charter are common in REIT charters and are intended, among other purposes, to provide added assurance of compliance with the tax law requirements, and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income, property and net worth, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through a Taxable REIT Subsidiary “TRS” or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate level tax liability. Any of these taxes would decrease cash available for distribution to our stockholders.

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

ERISA Risks

If you fail to meet the fiduciary and other standards under ERISA, the Internal Revenue Code or common law as a result of an investment in our common stock, you could be subject to criminal and civil penalties.

There are special considerations that apply to investing in our shares on behalf of a trust, pension, profit sharing trusts or IRAs. If you are investing the assets of a trust, pension, profit sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our common stock, you should take into account, among other considerations:

•	whether you have the authority to make the investment;

•	whether the investment constitutes a prohibited transaction and, if so, whether a statutory or administrative exemption from prohibited transaction rules is applicable;

•	the composition of the portfolio of the trust, plan or IRA with respect to diversification by type of asset;

•	the funding objectives of the trust, plan or IRA;

•	the tax effects of the investment; and

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

As of February 15, 2012, we had not yet acquired any real properties.

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

Our offering commenced on October 20, 2010. If we do not sell a minimum of 1,000,000 shares of common stock in our primary offering by October 22, 2012, we will terminate the offering and our stockholders funds will be promptly returned with interest (except for de minimis interest that does not exceed the costs and expenses to the company associated with such payment) and without deduction. We have no right to extend the escrow period in which the minimum offering requirement must be met. After we (i) receive purchase orders for at least 1,000,000 shares of our common stock and (ii) authorize the release to us of funds in the escrow account, we will continue offering shares of our common stock in our primary offering for up to one year. We may extend the offering period, in which case we will supplement or amend the offering prospectus accordingly. We reserve the right to terminate the offering at any time. Until the minimum offering requirement is met, purchaser subscription payments will be deposited into an interest-bearing escrow account at the escrow agent, Wells Fargo Bank N.A. Subscribers may not withdraw funds from the escrow account. We will bear all the expenses of the escrow account. If we meet the minimum offering requirement by October 22, 2012, initial subscribers will be admitted as stockholders of ours, the funds held in escrow will be transferred to us as we may direct, and subscribers will be paid the pro rata share of any interest earned on the subscriber’s deposited funds (except for de minimis interest that does not exceed the costs and expenses to the company associated with such payment). If we do not meet the minimum offering requirements before that date, the escrow agent will promptly notify us, the offering will be terminated and the subscription payments held in the escrow account will be returned to subscribers in full with the subscriber’s pro rata share of any interest earned thereon, without reduction for any costs, promptly after the date of termination.

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

Our share repurchase program will not continue after the capital return period. We have not redeemed any shares of our common stock as of February 15, 2012.

Holders

As of December 31, 2011 and February 15, 2012, we had 1,000 shares of common stock outstanding, held by one stockholder, the Advisor.

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

Use of Proceeds from Registered Securities

On October 20, 2010, our Registration Statement on Form S-11 (File No. 333-167420), covering our initial public offering of up to 50,000,000 shares of common stock in our primary offering and up to 25,000,000 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $10.00 per share, was declared effective under the Securities Act. On October 18, 2011, our post-effective amendment on Form S-11 extending our offering period to October 22, 2012 was declared effective under the Securities Act. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and our distribution reinvestment plan. An initial purchase of our shares must generally be at least $1,000,000 per investor, unless we waive such minimum. We will take purchase orders, and investors’ funds will be held in an interest-bearing escrow account with Wells Fargo Bank, N.A., an independent third-party escrow agent, until we (i) receive purchase orders for at least 1,000,000 shares of our common stock and (ii) authorize the release to us of funds in the escrow account, at which time we will commence our operations. We refer to the period prior to the release of offering proceeds from escrow as the “escrow period.” If we do not sell a minimum of 1,000,000 shares of common stock in our primary offering by October 22, 2012, we will terminate our offering and funds will promptly be returned to all subscribing investors with interest, except for the total amount of interest payable is lower than the costs and expenses to the company associated with any such payment (“de minimis interest”). Our primary offering will extend for a period of one year following the end of the escrow period. We refer to such one-year period, together with the escrow period, as the “offering period.”

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

As of February 15, 2012, we have not satisfied the minimum offering requirements of our initial public offering and broken escrow and thus, we have not commenced formal operations. We do not have an obligation to reimburse the Advisor for any organization and offering expenses or to pay to the Dealer Manager selling commissions or dealer manager fees until we achieve our minimum offering requirements and break escrow.

As of February 15, 2012, we have not entered into any arrangements to acquire any specific property or to make or invest in any specific loan to make any other permitted investment.

ITEM 6.	SELECTED FINANCIAL DATA

We are a newly formed entity without any operating history. The following selected financial data are qualified by reference to and should be read in conjunction with our Financial Statements and Notes thereto as of and for the year ended December 31, 2011 and as of December 31, 2010 and for the period from May 18, 2010 (inception) to December 31, 2010 and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2011	2010
Operating Data:
Organizational expenses	$0	$70,714
General and administrative expenses	$223,214	$74,638
Net loss attributable to common stockholders	$(223,214)	$(145,352)
Balance Sheet Data:
Cash and cash equivalents	$5,039	$5,500
Total assets	$1,689,511	$1,598,467
Total Liabilities	$2,048,077	$1,733,819

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto as of December 31, 2011, and for the year then ended.

Overview

We were formed as a Maryland corporation on May 18, 2010 and we intend to operate in a manner that will allow us to qualify as a real estate investment trust, or ‘REIT,” under the Internal Revenue Code of 1986, as amended, which we refer to as the ‘Code,” commencing with the taxable year ending December 31, 2012. On June 9, 2010, we filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with our initial public offering of up to 75,000,000 in shares of our common stock, which was subsequently declared effective on October 20, 2010. On October 18, 2011, we filed a post-effective amendment on Form S-11 with the Securities and Exchange Commission in connection with extending our offering period to October 22, 2012, which was subsequently declared effective on November 9, 2011. As of December 31, 2011, and as of the date of this Annual Report on Form 10-K, we had not satisfied the minimum offering requirements of our initial public offering and broken escrow and thus, we had not commenced formal operations.

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

As of December 31, 2011, and as of the date of this Annual Report on Form 10-K, we have not entered into any arrangements to acquire or originate any specific assets with the proceeds from our primary offering. The number and type of assets we may acquire or originate will depend upon the number of shares sold and the resulting amount of the proceeds available for investment in target assets as well as market and other conditions.

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

(b) Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

(c) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of the filing of this Annual Report on Form 10-K, our directors and executive officers, their ages and their positions and offices are as follows:

Name	Age	Position
Steven A. Ball	53	President, Chief Investment Officer & Director
Lee J. Taragin	45	Chief Financial Officer & Chief Operating Officer
Michael C. Vessels	55	Executive Vice President & Secretary
Christopher T. Anderson	66	Director*
Leonard W. Cotton	62	Director*

*	Denotes director who is not affiliated with our advisor, and is independent under our independence standards.

Steven A. Ball, age 53, serves as our President and Chief Investment Officer and is a member of our board of directors as well as a manager of our advisor and a member of its investment committee. Prior to co-founding our sponsor in August 2009, Mr. Ball spent 22 years at Merrill Lynch & Co., Inc., which is not an affiliate of the company, where he most recently served as a Managing Director and head of the firm’s securitized commercial mortgage lending/mezzanine lending platform, Merrill Lynch Mortgage Lending (“MLML”) from September 2000 through February 2009 with responsibility for all aspects of the CMBS business in the U.S., Canada and Japan. While at MLML, Mr. Ball participated in the origination of almost $44 billion of commercial real estate loans since January 1, 2002, helping Merrill Lynch to become one of the top CMBS loan contributors and bookrunners domestically, including becoming one of the largest CMBS lenders in Canada. During this period, Mr. Ball also participated in over 100 CMBS transactions totaling almost $200 billion. As head of MLML, Mr. Ball was a member of the credit committee, which committee included senior managers of MLML and of the broader firm, and which committee made final loan origination decisions. At the peak of activity in 2007, Mr. Ball led a team of 133 professionals and managed an average balance sheet of approximately $6 billion of CMBS bonds and loans. Mr. Ball joined Merrill Lynch in 1987 and began his career as an analyst in a quantitative fixed income group concentrating on mortgages. He later moved on to mortgage sales, becoming a senior mortgage salesperson and national product manager for all mortgage products, with the responsibility for covering some of the largest mortgage money managers in the U.S. Prior to joining Merrill Lynch, Mr. Ball was an originator at Chemical Bank in the Oil and Gas/Real Estate private placement group for high net worth individuals. Before moving to Wall Street, he was a piping and instrumentation design engineer and served in a business generating capacity for Combustion Engineering, a worldwide engineering, design and construction firm. Mr. Ball earned a B.S. in Chemical Engineering, a B.A. in Finance and an M.B.A. from Rutgers University. He is currently an active member of the board of directors for the Daniel Jordan Fiddle Foundation, a volunteer non-profit organization. We believe that Mr. Ball’s expertise in areas such as commercial real estate lending, fixed income/capital markets, and mortgage research and sales will be critical to our success, which led to the conclusion that Mr. Ball should serve as one of our directors. We further believe that his substantial management experience will be tremendously beneficial to us and makes him well-suited to serve on our board.

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

Michael C. Vessels, age 55, serves as our Executive Vice President and Secretary. Prior to joining our sponsor in August 2009, Mr. Vessels was founder and managing principal of CMC Management, LLC a real estate development and investment firm formed in June 2005. Prior to CMC Management, Mr. Vessels spent 10 years at AIM Management Group, where he was Senior Vice President and Global Partner. While at AIM, his primary responsibilities included National Sales Management and serving as Director of the Key Account Group. Prior to joining AIM, Mr. Vessels spent 5 years at Putnam Investments as Senior Vice President, Eastern Regional Manager and wholesaler responsible for the Financial Institutions Division. Mr. Vessels has been involved with the distribution of financial products for over 20 years, and holds a B.S. in Marketing from Montana State University.

Christopher T. Anderson, age 66, maintains an independent consulting practice, Anderson Insights, LLC (which he began in July 2008 and currently maintains), specializing in the insurance industry, neither of which are affiliates of the company. In his consulting practice, he advises rating agency, broker-dealer, investment management and other clients in their interactions with the insurance industry and others. From February 1987 until June 2008 he was associated with Merrill Lynch Global Markets & Investment Banking and related Merrill Lynch entities, none of which are affiliates of the company, serving for nearly 20 years as its specialist in the investments of the insurance industry. Among other responsibilities in this capacity, Mr. Anderson worked with senior insurance industry executives to counsel them in quantifying and improving investment performance. Immediately before beginning his work in the insurance industry, he founded and managed a group of highly quantitative analysts located in each Merrill Lynch institutional office in the US and UK who were responsible for delivering the firm’s most advanced analytical tools to its largest and most sophisticated clients. He was also instrumental in developing and delivering the firm’s groundbreaking fixed-income performance measurement service that was developed for insurance industry clients. Mr. Anderson has also presented frequently at insurance industry conferences presented by their industry associations. Over the years he has collaborated on some of the most challenging issues of the day such as jointly chairing a technical group that advised the National Association of Insurance Commissioners (“NAIC”) on reserving for assets, and he led the group that developed a method for quantifying the potential risks of Residential Mortgage Backed Securities, also for the NAIC. Immediately before joining Merrill Lynch, Mr. Anderson was the head of the US Government Bond Sales Department at Continental Bank (Chicago) from 1985–1987. His first position following graduate school was with Bankers Trust, New York, where he served in a number of sales, sales management, liability management and other positions, including as head of their US Government Bond Sales Department. Mr. Anderson served in the US Army for three years and left the Army as a First Lieutenant. He has done graduate work in finance, accounting and marketing at the Booth Chicago, from which he has a M.B.A., and at the Stern School of New York University. His undergraduate degree is from Brown University and he received his Chartered Financial Analyst designation in 1993. We believe Mr. Anderson’s significant capital markets and investment advisory expertise will be tremendously beneficial to us, which led to the conclusion that Mr. Anderson should serve as one of our directors. We intend to rely on this experience in assessing, evaluating and optimizing market opportunities.

Leonard W. Cotton, age 62, is the former Vice Chairman of Centerline Capital Group (a position he held from August 2006 to November 2008) and the former President of the Commercial Real Estate Finance Council, or CREFC (a position he held from January 2008 to December 2008), neither of which are affiliates of the company. Mr. Cotton previously served as Chairman and CEO of ARCap (a position he held from January 1996-August 2006), a real estate finance company acquired by Centerline in 2006, and Chairman and CEO of ARCap’s predecessor REMICap neither of which are affiliates of the company. During his tenure at ARCap, Mr. Cotton was instrumental in establishing ARCap as a nationally recognized CMBS investor in subordinated bonds, or B-Pieces. Mr. Cotton formerly was a principal in Harbour Realty Advisors (“Harbour”), which is not an affiliate of the company, a real estate related special situation investment and commercial property management entity. Prior to joining Harbour in 1992, Mr. Cotton was engaged in a number of real estate related entrepreneurial endeavors, including acting as consultant on real estate workout strategies and the development of high-end residential property. He started his career in 1972 with Citibank, working in commercial real estate lending and workout, including a term managing a US$250-million real estate investment business in Sydney, Australia. He received a Master of Business Administration from Columbia University and a Bachelor of Arts from Bowdoin College. He is a member of the CMSA Board of Governors and Executive Committee, the Mortgage Bankers Association and a former board member of the Real Estate Roundtable. He served as a Senior Advisor to Century Atlantic Capital Management, a now closed hedge fund in Connecticut. Mr. Cotton also serves on the Board of Trustees of Bowdoin College, is a Chairman of the Board of Future 5, a youth services organization in Stamford, CT, and is active in the Congregational Church of New Canaan, CT. We believe Mr. Cotton’s 38 years of experience in various aspects of commercial real estate including lending, equity investment and development will be of significant benefit to us, which led to the conclusion that Mr. Cotton should serve as one of our directors. We expect to rely on this experience in evaluating certain investment opportunities.

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

We also pay a $5,000 annual retainer (to be prorated for a partial term) to the chairperson of our audit committee.

Director Compensation Table

The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2011.

Name	Fees Earned	Total (1)
Steven A. Ball	—	—
Christopher T. Anderson	$61,500	$61,500
Leonard W. Cotton	$56,500	$56,500

(1)	No other compensation was paid or issued to our directors during the fiscal year ended December 31, 2011.

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

	Shares Beneficially Owned
Name of Beneficial Owner (1) (2) (3)	Number of Shares Beneficially Owned	Percentage of All Shares (%)
FundCore Advisor LLC	1,000	100
Steven A. Ball	1,000	100
Lee J. Taragin	—	—
Michael C. Vessels	—	—
Christopher T. Anderson	—	—
Leonard W. Cotton	—	—
All directors and executive officers as a group (5 persons)	1,000	100

(1)	The address of each beneficial owner is One World Financial Center, 30th Floor, New York, New York, 10281.
(2)	Except as otherwise indicated below, each beneficial owner has the sole power to vote and dispose of all common stock held by that beneficial owner. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act.
(3)	FundCore Real Estate LLC is the parent of the advisor and the sponsor of our primary offering. Steven A. Ball, Kevin M. Davis and John M. Mulligan presently own, directly or indirectly, 100% of the voting interests and 51% of the economic interests in the sponsor, which owns the advisor, and the sponsor and the advisor are jointly controlled by Messrs. Ball, Davis and Mulligan. Mr. Ball may be deemed to beneficially own the 1,000 shares of our common stock held by the advisor. Mr. Ball disclaims beneficial ownership of such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Principal Accountant Fees and Services

Audit Fees

Total fees for audit services rendered by KPMG LLP for the year ended December 31, 2011 and the period from our inception on May 18, 2010 to December 31, 2010 were $73,150 and $63,820, respectively, and all fees were determined to be Audit Fees. Audit Fees consisted of fees for professional services performed in connection with the audits of our financial statements and review of documents filed with the Securities and Exchange Commission.

Audit-Related Fees

For the year ended December 31, 2011, we did not incur any “Audit-Related Fees,” which refers to fees for assurance and related services rendered by KPMG LLP that are reasonably related to the performance of an audit or review of the financial statements.

Tax Fees

For the year ended December 31, 2011, we did not incur any “Tax Fees,” which generally consist of professional services performed by KPMG LLP in connection with tax compliance, tax advice and tax planning.

All Other Fees

For the year ended December 31, 2011, we did not incur any fees for professional services rendered by KPMG LLP other than the Audit Fees described above.

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

(b)	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Amendment and Restatement, dated October 5, 2010. Incorporated by reference to Exhibit 3.1 to Pre-effective Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-167420), filed with the SEC on October 5, 2010.

3.2	Bylaws. Incorporated by reference to Exhibit 3.2 to Pre-effective Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-167420), filed with the SEC on October 5, 2010.

4.1	Form of Subscription Agreement with Consent to Electronic Delivery Form. Incorporated by reference to Appendix A to Prospectus included in Post-effective Amendment No. 2 to Registration Statement on Form S-11 (File No. 333-167420) filed with the SEC on October 18, 2011.

4.2	Distribution Reinvestment Plan. Incorporated by reference to Appendix B to Prospectus included in Post-effective Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-167420) filed with the SEC on March 30, 2011.

4.3	Share Repurchase Program, adopted October 4, 2010. Incorporated by reference to Exhibit 4.4 to Pre-effective Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-167420), filed with the SEC on October 5, 2010.

10.1	Amended and Restated Advisory Agreement, dated October 18, 2010, between FundCore Institutional Income Trust Inc. and FundCore Advisor LLC. Incorporated by reference to Exhibit 10.1 to Pre-effective Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-167420), filed with the SEC on October 20, 2010.

10.2	Form of Indemnification Agreement entered into between FundCore Institutional Income Trust Inc. and each of the following persons dated October 18, 2010: Steven A. Ball, Lee J. Taragin, Michael C. Vessels, Christopher T. Anderson and Leonard W. Cotton. Incorporated by reference to Exhibit 10.2 to Pre-effective Amendment No. 3 to Registration Statement on Form S-11 (File No. 333- 167420), filed with the SEC on October 5, 2010.

10.3	Subscription Escrow Agreement, dated October 20, 2010, between FundCore Institutional Income Trust Inc. and Wells Fargo Bank, N.A., as escrow agent. Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the SEC on December 6, 2010.

10.4	First Amendment to Subscription Escrow Agreement between FundCore Institutional Income Trust Inc. and Wells Fargo Bank, N.A., as escrow agent. Incorporated by reference to Exhibit 4.6 to Post-effective Amendment No. 2 to Registration Statement on Form S-11 (File No. 333-167420), filed with the SEC on October 18, 2011.

31.1*	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NUMBER	DESCRIPTION

101*	The following financial statements, formatted in XBRL: (i) Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Statements of Operations for the year ended December 31, 2011 and the period from May 18, 2010 (inception) through December 31, 2010, (iii) Statements of Equity for the year ended December 31, 2011 and the period from May 18, 2010 (inception) through December 31, 2010, (iv) Statements of Cash Flows for the year ended December 31, 2011 and the period from May 18, 2010 (inception) through December 31, 2010 and (v) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101 is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

FundCore Institutional Income Trust Inc.:

We have audited the accompanying balance sheets of FundCore Institutional Income Trust Inc. (the “Company”) as of December 31, 2011 and December 31, 2010, and the related statements of operations, equity, and cash flows for the year ended December 31, 2011 and the period from May 18, 2010 (Inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FundCore Institutional Income Trust Inc. as of December 31, 2011 and December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2011 and the period from May 18, 2010 (Inception) through December 31, 2010 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

February 15, 2012

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

(A MARYLAND CORPORATION)

BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$5,039	$5,500
Prepaid expense	3,222	3,200
Deferred offering costs	1,681,250	1,589,767

Total Assets	$1,689,511	$1,598,467

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accruals	$76,909	$57,283
Due to affiliates	1,971,168	1,676,536

Total Liabilities	2,048,077	1,733,819
Equity:
Stockholder’s Equity
Common stock, $0.01 par value, 75,000,000 shares authorized, 1,000 shares issued and outstanding	$10	$10
Additional paid-in capital	9,990	9,990
Accumulated deficit	(368,566)	(145,352)

Total Stockholder’s Equity	(358,566)	(135,352)

Total Liabilities and Equity	$1,689,511	$1,598,467

The accompanying notes are an integral part of the financial statements.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

(A MARYLAND CORPORATION)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2011	For the period from May 18, 2010 (Inception) through December 31, 2010
EXPENSES
Organization expenses	$—	$70,714
General and administrative expenses	223,214	74,638

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDER	$(223,214)	$(145,352)

The accompanying notes are an integral part of the financial statements.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

(A MARYLAND CORPORATION)

STATEMENTS OF EQUITY

	Stockholder’s Equity
	Common Shares		Additional Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Initial capital contributed	1,000	$10	$9,990	$—	$10,000
Net loss for the period from May 18, 2010 (Inception) through December 31, 2010	—	—	—	(145,352)	(145,352)

Balance at December 31, 2010	1,000	$10	$9,990	$(145,352)	$(135,352)

Net loss	—	—	—	$(223,214)	$(223,214)

Balance at December 31, 2011	1,000	$10	$9,990	$(368,566)	$(358,566)

The accompanying notes are an integral part of the financial statements.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

(A MARYLAND CORPORATION)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2011	For the period from May 18, 2010 (Inception) through December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(223,214)	$(145,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in due to affiliates, organization expenses	—	70,714
Increase in due to affiliates, general and administrative expenses	203,149	16,055
(Increase) in prepaid expense	(22)	(3,200)
Increase in accounts payable	19,626	57,283

Net cash used in operating activities	(461)	(4,500)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	$—	$10,000

Net cash provided by financing activites	—	10,000

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(461)	5,500
CASH AND CASH EQUIVALENTS, at beginning of period/Inception	5,500	—

CASH AND CASH EQUIVALENTS, at end of period	$5,039	$5,500

Supplemental Disclosure of Non-Cash Information:
Deferred offering costs due to affiliates	$91,483	$1,589,767

The accompanying notes are an integral part of the financial statements.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

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

The escrow period is defined as the period of time investors’ funds will be held in an interest-bearing escrow account with Wells Fargo Bank, N.A., an independent third-party escrow agent, until the Company (i) receive purchase orders for at least 1,000,000 shares of its common stock and (ii) authorizes the release to the Company of funds in the escrow account, at which time the Company will commence its operations. Funds in escrow will be invested in short-term investments that can be readily sold or otherwise disposed of for cash without any significant risk of dissipation of the offering proceeds invested. If the Company does not sell a minimum of 1,000,000 shares of common stock by October 22, 2012 in our primary offering within one year of the commencement of the offering, or October 20, 2011, it will terminate the offering and funds will promptly be returned to all subscribing investors with interest, except for de minimis interest. Even if the Company sells the minimum of 1,000,000 shares of common stock in our primary offering within one year of the commencement of the offering, interest will be paid on all escrowed funds unless (i) the minimum offering amount is achieved on the first day the Company commences the offering or (ii) the total amount of interest payable is lower than the costs and expenses to the Company associated with any such payment, which we refer to as “de minimis interest.” The Company’s primary offering will extend for a period of one year following the end of the escrow period.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts and their respective tax basis. A valuation allowance is established for uncertainties relating to realization of deferred tax assets. As of December 31, 2011, the Company had deferred tax assets totaling $140,055 related to temporary differences for our organizational and pre-operational general and administrative costs which are capitalized for tax purposes. A valuation allowance was recorded on these deferred tax assets due to current uncertainty of realization.

The Company intends to qualify as a REIT under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ending December 31, 2012. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that it distributes to stockholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements. If the Company fails to qualify as a REIT in any taxable year without the benefit of certain relief provisions, the Company will be subject to federal income tax on its taxable income at regular corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

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

Integrity Investments, Inc. (“Integrity” or the “Primary Dealer”) will serve as the primary participating broker-dealer in connection with the Offering. The Offering is a best efforts offering, which means that the Primary Dealer is not required to sell any specific number or dollar amount of shares of common stock in the offering but will use its best efforts to sell the shares of common stock. The Offering is a continuous offering that will end by October 22, 2012, unless it is extended.

4. RELATED PARTY TRANSACTIONS

In July 2010, the Company sold 1,000 shares of common stock to the Advisor at a price of $10.00 per share. The Company will rely on the Advisor to manage the Company’s day-to-day activities and to implement the Company’s investment strategy. The Advisor will receive fees for the investment and management of the Company’s assets. These fees primarily consist of the following:

(i)	For all investments, including those in short-term, highly liquid instruments that the Company may make prior to investing in target assets, the asset management fee will consist of a monthly fee equal to one-twelfth of 1.0% of the sum of the aggregate cost of all investments within our portfolio, including certain acquisition and origination expenses we capitalize and any debt attributable to such investments. To the extent that net proceeds in its offering are not invested, an asset management fee will not be charged on such proceeds;

(ii)	Advisor will also be responsible for paying the Company’s cumulative organization and offering expenses, including legal, accounting, printing and other expenses related to the distribution of its offering, and for reimbursing the primary dealer’s and participating broker-dealers’ out-of-pocket expenses on a non-accountable basis up to $1,000,000, which is deemed to be underwriting compensation under FINRA rules, as well as reimbursing their bona fide due diligence expenses. As of December 31, 2011, $300,000 is included in deferred offering cost and due to affiliate for the reimbursement of out-of-pocket costs incurred by the primary dealer. The Company intends to reimburse the Advisor for paying such organization and offering expenses amortized over a period of five years, payable monthly, commencing with the completion of the offering period;

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

Transaction with Affiliate

For the year ended December 31, 2011, the Company incurred $223,214 of general and administrative expenses, all of which will be paid directly by the Advisor on behalf of the Company. All amounts related to organization expense and general and administrative expense have been expensed as incurred in the accompanying statements of operations. Offering costs are capitalized and applied to equity as offering proceeds are raised. The amount due to affiliate on the accompanying balance sheets represent these non-interest bearing advances made by the Advisor, of which $219,204 is due upon breaking escrow. The amount related to organization and offering costs will be reimbursed to the Advisor and amortized over a period of five years, payable monthly, commencing with the completion of the offering period.

5. SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the financial statements are issued. This evaluation did not reveal any subsequent events that necessitated disclosures and/or adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 15, 2012.

FUNDCORE INSTITUTIONAL INCOME TRUST INC.

By:	/S/ STEVEN A. BALL
Name:	Steven A. Ball
Title:	President, Chief Investment Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on February 15, 2012.

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